Form 10QSB
period 2006-12-31
Jake's Trucking International, Inc.
filed 2007-02-14
CIK 1364623

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number:

JAKE’S TRUCKING INTERNATIONAL, INC.
(Exact name of Small Business Issuer as Specified in its Charter)

Nevada                                                                                                                                98-0461476
(State or Other Jurisdiction                                                                                              (I.R.S. Employer
of Incorporation or                                                                                                                Identification
Organization)                                                                                                                               Number)

505-8840-210th Street  Suite# 317 Langley, BC. V1M 2Y2
(Address of registrant's principal executive offices)

Tel: 604-790-1641
(Issuer’s Telephone Number, Including Area Code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [  ]         No   [  ]

Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes   [  ]            No   [X]

State the number of shares outstanding of each of the Issuers classes of common equity, as of the latest practicable date:

Common, $.001 par value per share: 7,640,000 outstanding as of February 14, 2007.

JAKE'S TRUCKING INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

JAKE’S TRUCKING INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006
Unaudited US Funds

INDEX                                                                                                        Page
Interim Consolidated Balance Sheets                                                               F-1
Interim Consolidated Statements of Stockholders' Equity (Deficiency)              F-2
Interim Consolidated Statements of Operations
     and Other Comprehensive Income (Loss)                                                  F-3
Interim Consolidated Statements of Cash Flows                                              F-4
Notes to the Interim Consolidated Financial Statements                      F-5 to F-11

Form 10Q - Quarter-ending December 31, 2006                                                                     Page 1

JAKE'S TRUCKING INTERNATIONAL, INC.

JAKE’S TRUCKING INTERNATIONAL, INC.
INTERIM CONSOLIDATED BALANCE SHEETS                                                                      Statement 1
(Unaudited)
Expressed in US dollars

ASSETS	December 31, 2006	September 30, 2006

Current
Cash	$36,046	$34,758
Accounts receivable, net	55,568	93,463
Prepaid expenses	-	282

	91,614	128,503
Capital assets, net of amortization (Note 6)	31,834	35,883
Trucks under capital lease, net of amortization (Note 6)	404,054	436,709

	$527,502	$601,095

LIABILITIES

Current
Accounts payable and accrued liabilities	$13,999	$31,875
Obligation under capital lease (Note 7)	55,854	59,402
Due to shareholder (Note 5)	182,993	219,306

	252,846	310,583
Obligation under capital lease (Note 7)	194,700	215,187

	447,546	525,770

Going Concern (Note 2)

STOCKHOLDERS’ EQUITY

Capital Stock (Note 4)
Authorized: 75,000,000 common shares at $0.001 par value
Issued, allotted and outstanding: 7,640,000 and 7,640,000 common shares, respectively – Statement 2	7,640	7,640
Additional paid-in capital – Statement 2	68,760	68,760
Accumulated comprehensive income (loss) – Statement 2	(461)	1,852
Retained earnings (deficit) – Accumulated	4,017	(2,927)

	79,956	75,325

	$527,502	$601,095

See notes to the interim consolidated financial statements

Form 10Q - Quarter-ending December 31, 2006                                                                     Page 2

JAKE'S TRUCKING INTERNATIONAL, INC.

JAKE’S TRUCKING INTERNATIONAL, INC.
INTERIM CONSOLIDATED STATEMENTS OF
   STOCKHOLDERS’ EQUITY (DEFICIENCY)                                                                                        Statement 2
(Unaudited)
Expressed in US dollars

	Common Stock		Additional Paid-in	Accumulated Earnings	Accumulated Comprehensive Income	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	(Loss)	Equity

Balance – September 30, 2005 - Allotted	5,000,000	$5,000	$45,000	$(8,406)	$(1,647)	$39,947
Shares issued for cash – January 17, 2006	2,640,000	2,640	23,760	-	-	26,400
Income for the year	-	-	-	5,479	3,499	8,978

Balance – September 30, 2006 – Issued and outstanding	7,640,000	7,640	68,760	(2,927)	1,852	75,325

Income (loss) for the period	-	-	-	6,944	(2,313)	4,631
Balance – December 31, 2006 – Issued and outstanding	7,640,000	$7,640	$68,760	$4,017	$(461)	$79,956

See notes to the interim consolidated financial statements

Form 10Q - Quarter-ending December 31, 2006                                                                     Page 3

JAKE'S TRUCKING INTERNATIONAL, INC.

JAKE’S TRUCKING INTERNATIONAL, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME (LOSS)                                         Statement 3
(Unaudited)
Expressed in US dollars

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005

REVENUE
Truck rental	$87,171	$44,788

Material sales	3,345	-
Cost of goods sold	(2,793)	-

Net income from sales	552	-

Net revenue	87,723	44,788

EXPENSES
Advertising and promotion	176	47
Depreciation	17,781	9,043
Fuel	13,120	7,778
Insurance	4,552	2,518
Interest and bank charges	273	174
Interest on truck lease	3,284	1,523
Parking	-	85
Professional fees	3,009	-
Publishing and shareholder services	760	-
Repairs and maintenance	2,498	936
Supplies	559	976
Telephone	4,658	454
Wages	30,109	19,689

	80,779	43,223

NET INCOME FOR THE PERIOD	$6,944	$1,565

Weighted average shares outstanding	7,640,000	5,000,000

Basic and diluted earnings per share	$0.00	$0.00

Other Comprehensive Income:
Net income	$6,944	$1,565
Foreign currency translation adjustment, net of zero tax effect	(2,313)	1,724

NET COMPREHENSIVE INCOME FOR THE PERIOD	$4,631	$3,289

See Notes to the interim consolidated financial statements

Form 10Q - Quarter-ending December 31, 2006                                                                     Page 4

JAKE'S TRUCKING INTERNATIONAL, INC.

JAKE’S TRUCKING INTERNATIONAL, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS                Statement 4
(Unaudited)
Expressed in US dollars

Cash Flows from (Used By):	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005

OPERATING ACTIVITIES

Net income	$6,944	$1,565
Items not involving cash:
Depreciation	17,781	9,043
Changes in non-cash working capital: Prepaid expenses	282	-
Accounts receivable	37,895	(36,080)
Accounts payable and accrued liabilities	(17,876)	815

	45,026	(24,657)

FINANCING ACTIVITIES
Capital lease obligation	(24,035)	(5,852)
Due to shareholder	(36,313)	41,393

	(60,348)	35,541

Foreign Currency Adjustment	16,610	(5,258)

Increase in Cash	1,288	5,626

Cash – Beginning of period	34,758	5,395

CASH – END OF PERIOD	$36,046	$11,021

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$3,284	$1,523
Income taxes paid	$-	$-

See notes to the interim consolidated financial statements

Form 10Q - Quarter-ending December 31, 2006                                                                     Page 5

JAKE'S TRUCKING INTERNATIONAL, INC.

JAKE’S TRUCKING INTERNATIONAL, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
US FUNDS
(Unaudited)

PERIOD ENDED DECEMBER 31, 2006

1.       Summary of Significant Accounting Policies

This summary of significant accounting policies of Jake’s Trucking International, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America. The financial statements are stated in United States of America dollars.

Organization and Description of Business
The Company was incorporated in the State of Nevada on May 27, 2005.
On June 8, 2005, the Company incorporated a wholly-owned subsidiary in the Province of British Columbia, Canada. The subsidiary’s primary business constitutes the rental of dump trucks.

Principles of consolidation
These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Jake’s Trucking International B.C. Ltd., a British Columbia Canada, corporation.  All significant inter-company transactions have been eliminated.

Accounts receivable
The company’s trade receivables consist of customer obligations for the provision of contract dump truck services.  The company extends credit based on management’s assessment of the customer’s financial condition, receivable aging, customer disputes and general business and economic conditions.  Management believes that no allowance for doubtful accounts is necessary at December 31, 2006, and  September 30, 2006.

Revenue Recognition
Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition in Financial Statements." Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

The Company's revenues are derived principally from trucking rental fees, and other related charges. Revenue is recognized from services when performed and billed.

Management has determined that revenue from the provision of trucking services is recognized when:  the delivery has been completed, and a final invoice has been delivered.  Management assesses credit worthiness before providing services and is reasonably confident that collection is assured.

Form 10Q - Quarter-ending December 31, 2006                                                                     Page 6

JAKE'S TRUCKING INTERNATIONAL, INC.

JAKE’S TRUCKING INTERNATIONAL, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
US FUNDS
(Unaudited)

PERIOD ENDED DECEMBER 31, 2006

1.       Summary of Significant Accounting Policies (continued)

Assets under capital lease and amortization
Assets under capital lease are recorded at cost.  Salvage value at the end of the lease has been estimated and amortization of the difference will be recorded over the term of the lease.

Use of Estimates
The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates

Earnings (Loss) Per Share
Earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. The diluted earnings per share is computed by dividing the net earnings by the fully diluted number of common shares outstanding during the period.

Estimated Fair Value of Financial Instruments
The carrying value of financial instruments reflected in the financial statement approximates fair value due to the short-term maturity of the instruments.

Comprehensive Income (Loss)
The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”. SFAS 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. The Company currently has income (loss) resulting from foreign currency translation adjustments and net income (loss).

Foreign currency translation
Assets and liabilities are translated at year-end exchange rates; equity at historical rates. Revenue and expense items are translated at the average rate of exchange for the year. Translation adjustments resulting from translation of balances from functional to reporting currency are accumulated as a separate component of shareholders’ equity as a component of comprehensive income or loss.

The majority of the company’s cash flows (revenues and expenses) are in Canadian Dollars. Accordingly, the company’s functional currency is the Canadian Dollar. The financial statements are translated into United States Dollars.

Form 10Q - Quarter-ending December 31, 2006                                                                     Page 7

JAKE'S TRUCKING INTERNATIONAL, INC.

JAKE’S TRUCKING INTERNATIONAL, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
US FUNDS
(Unaudited)

PERIOD ENDED DECEMBER 31, 2006

1.       Summary of Significant Accounting Policies (continued)

Income Taxes
The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Valuation of Long-Lived Assets
The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

Start-up Costs
The Company has adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense the cost of start-up activities, including organizational costs as those costs are incurred.

Other
The Company's fiscal year end is September 30.
The Company paid no dividends during the periods presented.
The Company consists of one reportable business segment and one geographical segment.
The Company's operating assets are principally located in Canada.

2.       Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at December 31, 2006, the Company has income from operations of $6,944 and retained earnings of $4,017. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2007.

Form 10Q - Quarter-ending December 31, 2006                                                                     Page 8

JAKE'S TRUCKING INTERNATIONAL, INC.

JAKE’S TRUCKING INTERNATIONAL, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
US FUNDS
(Unaudited)

PERIOD ENDED DECEMBER 31, 2006

2.       Basis of Presentation - Going Concern (continued)

In response to these problems, management has planned the following actions:

  The Company has filed an SB-2 Registration Statement. The SB-2 Registration Statement is registering the existing shares of the selling shareholders and the shares underlying the outstanding warrants. When the selling shareholders sell their shares we are expecting that it will create a market for future financings. The company will not receive any proceeds from selling shareholders.
  Management intends to raise additional funds through public or private placement offerings.
  The President and Director, may provide additional working capital if required, by way of loan, on the same terms as the existing shareholder loan. There is no guarantee that any additional loans from the President will be forthcoming.

There is no assurance that the Company will be able to raise sufficient funds to complete its business plan.  As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.       Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.

4.       Equity

The Company has authority to issue up to 75,000,000 common shares with a par value of $0.001 per share. On May 28, 2005, the Company issued 5,000,000 common shares for $50,000, to the Company President and sole shareholder.

On January 17, 2006, the Company issued 2,640,000 Units for $26,400. Each unit consists of one common share and one share purchase warrant. Each warrant is exercisable at a price of $0.05 per share and expires August 31, 2007.

Form 10Q - Quarter-ending December 31, 2006                                                                     Page 9

JAKE'S TRUCKING INTERNATIONAL, INC.

JAKE’S TRUCKING INTERNATIONAL, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
US FUNDS
(Unaudited)

PERIOD ENDED DECEMBER 31, 2006

5.       Related Party Transactions

The amount due to shareholder consists of funds owed to the Company President and Director net of $50,000 for the issuance of 5,000,000 shares of the Company. The balance due is on demand, has no specific terms of repayment, is non-interest bearing and is unsecured, accordingly fair value can not be reliably determined.

During the period ended December 31, 2006, and the year ended September 30, 2006, the Company provided Truck Rental services to another Company, 653720 BC Ltd., owned by a Director of the Company. Included in Truck Rental revenue is $1,590 (2006 - $21,727) in revenue that was charged to the related Company. The services were provided at normal market rates.

6.       Trucks under capital lease

On August 23, 2005 and on September 1, 2005, through the subsidiary Jake’s Trucking International B.C. Inc., the Company entered into lease agreements for two trucks with dump boxes.

The first lease (Truck #1) commenced August 23, 2005. The term of the lease is 36 months. The lease security deposit was US$51,486 (CDN$60,000). The monthly lease payment is US$1,974.32 (CDN$2,300.81). At the end of the term of the lease the Company has the option to purchase the Truck for US$56,119.74 (CDN$65,400) including all applicable taxes, but not inclusive of administration transfer fees.

The second lease (Truck #2) commenced September 1, 2005. The term of the lease is 36 months. The lease security deposit was US$51,486 (CDN$60,000). The monthly lease payment is US$1,940.16 (CDN$2,261). At the end of the term of the lease the Company has the option to purchase the Truck for US$56,119.74 (CDN$65,400) including all applicable taxes, but not inclusive of administration transfer fees.

The third lease (Truck #3) commenced August 1, 2006. The term of the lease is 36 months. The lease security deposit was US$51,486 (CDN$60,000). The monthly lease payment is US$1,803.73 (CDN$2,102). At the end of the term of the lease the Company has the option to purchase the Truck for US$56,119.74 (CDN$65,400) including all applicable taxes, but not inclusive of administration transfer fees.

Form 10Q - Quarter-ending December 31, 2006                                                                     Page 10

JAKE'S TRUCKING INTERNATIONAL, INC.

JAKE’S TRUCKING INTERNATIONAL, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
US FUNDS
(Unaudited)

PERIOD ENDED DECEMBER 31, 2006

6.       Trucks under capital lease (continued)

The Company applies the following amortization policy:

Trucks under capital lease    Straight line 1/36 of cost less estimated salvage value per month
Truck purchased                 30% Declining balance
Trailer purchased                30% Declining balance

December 31,			2006

	Cost	Accumulated Amortization	Net Book Value
Trucks under capital lease	$460,642	$56,588	$404,054
Truck	4,290	917	3,373
Trailer	36,198	7,737	28,461

	$501,130	$65,242	$435,888

September 30,			2006

	Cost	Accumulated Amortization	Net Book Value
Trucks under capital lease	$480,291	$43,582	$436,709
Truck	4,473	671	3,802
Trailer	37,742	5,661	32,081

	$522,506	$49,914	$472,592

Form 10Q - Quarter-ending December 31, 2006                                                                     Page 11

JAKE'S TRUCKING INTERNATIONAL, INC.

JAKE’S TRUCKING INTERNATIONAL, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
US FUNDS
(Unaudited)

PERIOD ENDED DECEMBER 31, 2006

7.       Obligation under capital leases

The future minimum lease payments on the capital leases expiring in 2009 are as follows:
2007                                                                   $  49,726
2008                                                                     158,139
2009                                                                       66,616
                                                                             274,481
Amount representing interest at 3.25%                  (23,927)
                                                                             250,554
Less current                                                          (55,854)
                                                                           $194,700

8.       Income tax

The Company has adopted the SFAS No.109 for reporting purposes. As of September 30, 2006, the Company had net operating loss carry forwards of approximately $12,200 that may be available to reduce future years’ taxable income and will expire in 2012. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax asset relating to these tax loss carry-forwards.

9.       Financial Instruments

Currency risk

Currency risk is the risk to the Company’s earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its foreign currency risk.

At December 31, 2006 the Company had the following financial assets and liabilities:

                                                               CDN dollars               US dollars
Cash                                                           $ 15,696                  $ 13,469
Accounts receivable                                     $64,757                  $55,568
Accounts payable                                        $16,139                  $13,849
Lease obligations                                        $291,987                  $250,554

At December 31, 2006 Canadian dollar amounts were converted at a rate of $1.1654 Canadian dollars to $1.00 US dollar.

Form 10Q - Quarter-ending December 31, 2006                                                                     Page 12

JAKE'S TRUCKING INTERNATIONAL, INC.

Item 2.     Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-QSB.

Forward-Looking Statements

This discussion contains forward-looking statements that involve risks and uncertainties. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These statements are only predictions.  Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements.  We do not intend to update these forward-looking statements.

Overview

Jake’s Trucking International, Inc. (referred to herein as the “Company”, “we”, “us” and “our”) is primarily engaged in the trucking service business transporting gravel to construction sites throughout the lower mainland in British Columbia.

We currently employ three drivers.  We consider our employee relations to be good and to date we have experienced no work stoppages, strikes, or labor disputes.  None of the company’s employees are covered by a collective bargaining agreement. There are no employee agreements.

Jake’s Trucking has no written contracts with any construction sites.  There are central dispatchers who receive calls from construction sites requesting trucks.  Jake's is then dispatched to the site.  Our customers are local construction companies building commercial and residential buildings.  Jake's Trucking relies on its professional service, experienced drivers for repeat calls.  We do not advertise other than business cards, name on the trucks and simply word of mouth.

Jake's Trucking International, Inc. was established and incorporated on May 27, 2005 in the state of Nevada.  Our operating subsidiary, Jake’s Trucking International B.C. Inc., was incorporated on June 8, 2005, in the Province of British Columbia Canada.  There are no bankruptcy, or receivership, or similar proceedings against the parent or operating subsidiary.

On August 23, 2005 and on September 1, 2005, through the subsidiary Jake’s Trucking International B.C. Inc., the Company entered into lease agreements with Transportation Lease Systems, Inc. for two trucks with dump boxes.

The first lease (Truck with Dump Box #1) commenced August 23, 2005. The term of the lease is 36 months. The lease security deposit was $51,486 (CDN$60,000). The monthly lease payment is $1,974.32 (CDN$2,300.81). At the end of the term of the lease the Company has the option to purchase the truck for $56,119.74 (CDN$65,400) including all applicable taxes, but not inclusive of administration transfer fees.

The second lease (Truck with Dump Box #2) commenced September 1, 2005. The term of the lease is 36 months. The lease security deposit was $51,486 (CDN$60,000). The monthly lease payment is $1,940.16 (CDN$2,261). At the end of the term of the lease the Company has the option to purchase the Truck for $56,119.74 (CDN$65,400) including all applicable taxes, but not inclusive of administration transfer fees.

Form 10Q - Quarter-ending December 31, 2006                                                                     Page 13

JAKE'S TRUCKING INTERNATIONAL, INC.

On August 1, 2006, a third lease agreement was entered into and commenced August 1, 2006 (Truck with Dump Box #3). The term of the lease is 36 months.  The lease security deposit was $51,486.  The monthly lease payment is $1,803.73 (CDN$2,102). At the end of the term of the lease the Company has the option to purchase the Truck for $56,119.74 (CDN$65,400). including all applicable taxes, but not inclusive of administration transfer fees.

Our retained earnings as of our period ended on December 31, 2006 was $4,017 and as of September 30, 2006, the accumulated deficit was $2,927.  During the period ended December 31, 2006, the deficit decreased by $6,944.  The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Results of Operations

Trucking service revenues were $87,171 for the three months ended December 31, 2006 compared to $44,788 in revenues for the three months ended December 31, 2005.  This increase is largely the result of leasing  and operating a third truck.

Gross profit, defined as sales less cost of sales, was $552 for the three months ended December, 2006, compared to $Nil gross profit for the three months ended December 31, 2005. During the period the Company began sell sand and gravel at a mark up averaging 15%.

Our operating expenses were $80,779 for the three months ended December 31, 2006 compared to operating expenses of $43,223 for the three months ended December 31, 2005.   Operating expense increased primarily as a result of an increase in general and administrative and wages for the three months ended December 31, 2006 compared to the prior year period. The increases in expenses are primarily the result of the increase in the number of trucks in operation from two to three, and in increased truck rental business as compared to the three months ended December 31, 2005.

We achieved a net income of $6,944 for the three months ended December 31, 2006 compared to a net income of $1,565 for the three months ended December, 2005.

Operations Outlook

We are incorporating the following strategy to our future objectives since our trucks are operating at full capacity:

   Expand our trucking operations by:
    Increasing hours of operation
    Increasing the number of drivers to cover additional shifts
    Increasing the number of trucks.
  Focus on improving efficiency and utilizing creative and aggressive marketing initiatives. We will continue our marketing activities by word of mouth and visiting constructions sites.  Our trucks have signage and our drivers carry business cards.  As we expand our business with additional drivers and trucks we may at that point advertise in local papers or distribute flyers to construction sites.

During the next twelve months, we intend to continue to make efforts to increase the number of customers and increase the number of trucks and extend our hours of operation.

Over the next twelve months we expect that our number of employees will increase.  Additional drivers will be required when we acquire a new truck and extend our hours of operation.

Form 10Q - Quarter-ending December 31, 2006                                                                     Page 14

JAKE'S TRUCKING INTERNATIONAL, INC.

We cannot predict with certainty what revenues we can expect during the next twelve months, and we believe that we probably will have enough revenue, when added to our cash on hand, to pay our operating expenses for the next twelve months. We anticipate that we will raise additional capital to expand our operations. We cannot guarantee that we will be able to raise that capital, in which event; our operations may be required to be curtailed.

Liquidity and Capital Resources

Overview – Quarter- ended December 31, 2006

For the three months ended December 31, 2006, cash provided by operating activities was $45,026. Cash used by operating activities for the quarter ending December 31, 2005 was $24,657.

Cash used by investing activities during the three months ended December 31, 2006 was $Nil. Cash used by investing activities for the period same period last year was $Nil.

Net cash used by financing activities for the three months ended December 31, 2006 was $60,348. Cash provided by financing activities for the quarter ending December 31, 2005 was $35,541. The change in cash provided by financing activities is due to the $36,313 reduction of the loan of a shareholder during the three month period ended December 31, 2006.  In 2007, the issuer expects to raise additional funds through the exercise of warrants that expire August 31, 2007.

At December 31, 2006 we had $36,046 in cash, compared to $34,758 as at September 30, 2006.  We had a negative working capital of $161,232 compared to a negative working capital of $182,080 as at September 30, 2006.                           .

We expect our salary expenses to remain the same for the next quarter.

We will continue to have professional fees and those fees may increase because of our reporting status and the required filings for requisite quarterly and annual reports with the Securities and Exchange Commission. We expect that we will have additional filings whereby our auditors may be required to prepare further financial reports.  We are aware that audit fees have generally increased as a function of the increased reporting requirements mandated by the recently enacted Sarbanes-Oxley Act. We are optimistic that our business activities will increase, which will require auditing procedures over a greater transaction base.

We expect our depreciation expense to increase in the next quarter due to the depreciation of the equipment.

We expect our other administrative expenses to increase in the next quarter as our legal fees may increase as we further our strategic goals and additional advice and/or opinions may be required.

Due to the foregoing factors, our operating results are difficult to forecast.  You should evaluate our prospects in light of the risk, expenses and difficulties commonly encountered by comparable development-stage companies in rapidly evolving markets.  We cannot assure you that we will successfully address such risks and challenges.  In addition, even though we have an operational business with revenues, we cannot assure you that our revenues will increase or that we will become profitable in the future.

Other Information - Certain Relationships and Related Transactions

We intend that any transactions between us and our officers, directors, principal stockholders, affiliates or advisors will be on terms no less favorable to us than those reasonably obtainable from third parties.  To date, several related party transactions have taken place.

Form 10Q - Quarter-ending December 31, 2006                                                                     Page 15

JAKE'S TRUCKING INTERNATIONAL, INC.

The amount of $182,993 due to shareholder consists of funds owed to the Company President and sole shareholder net of $50,000* for the issuance of 5,000,000 shares of the Company. Mr. Quesnel, President is the beneficial owner of these 5,000,000 common shares. The balance due is on demand, has no specific terms of repayment, is non-interest bearing and is unsecured, accordingly fair value can not be reliably determined. During the period, the Company has not paid any director or officer or management fees.

We have noted the following in Note 5 of the Consolidated Financial Statements of December 31, 2006:

    The amount due to shareholder consists of funds owed to the Company President and Director net of $50,000 for the issuance of 5,000,000 shares of the Company. The balance due is on demand, has no specific terms of repayment, is non-interest bearing and is unsecured, accordingly fair value can not be reliably determined.

    During the period ended December 31, 2006, the Company provided Truck Rental services to another Company, 653720 BC Ltd., owned by a Director of the Company. Included in Truck Rental revenue is $1,590 in revenue that was charged to the related Company. The services were provided at normal market rates.

* “net $50,000” means $50,000 has been subtracted from the amount of $232,993 loaned to the Company by the President. The $50,000 was owed by the President for Shares he purchased in the Company. The balance owed to the President at December 31, 2006 was $182,993.

At present, our securities are not traded publicly. There is no assurance that a trading market will develop, or, if developed, that it will be sustained. A purchaser of shares may, therefore, find it difficult to resell the securities offered herein should he or she desire to do so when eligible for public resale. Furthermore, the shares are not marginal and it is unlikely that a lending institution would accept our common stock as collateral for a loan

 Recent Accounting Pronouncements

Critical Accounting Policies

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company’s certifying officer has concluded that the Company’s disclosure controls and procedures are effective in reaching that level of assurance.

As of the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Form 10Q - Quarter-ending December 31, 2006                                                                     Page 16

JAKE'S TRUCKING INTERNATIONAL, INC.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

Recent Accounting Pronouncements

The following is disclosure regarding recent accounting pronouncements and their effect or potential effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.

Item 3.     Controls and Procedures.

Management has evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report.  Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.     Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

            None

Item 3.     Defaults Upon Senior Securities.

            None.

Form 10Q - Quarter-ending December 31, 2006                                                                     Page 17

JAKE'S TRUCKING INTERNATIONAL, INC.

Item 4.     Submission of Matters to a Vote of Security Holders.

            None.

 Item 5.     Other Information.

            None.

Item 6.     Exhibits.

31.1      Certification of Principal Executive Officer and Principal Financial Officer  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1      Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                        JAKE’S TRUCKING INTERNATIONAL, INC.
                                                                        (Registrant)

Dated:  February 14, 2007                                              By:       /s/ Michael Quesnel
                                                                                       Michael Quesnel, Chief Executive Officer
                                                                                       (Principal Executive Officer) Chief Financial
                                                                                       Officer, Chief Accounting Officer (Principal
                                                                                        Financial Officer)

Form 10Q - Quarter-ending December 31, 2006                                                                     Page 18