Form 10QSB
period 2007-03-31
Jake's Trucking International, Inc.
filed 2007-05-11
CIK 1364623

__________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes  [X]       No  [  ]

Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes  [  ]       No  [X]

State the number of shares outstanding of each of the Issuers classes of common equity, as of the latest practicable date:

Common, $.001 par value per share: 7,640,000 outstanding as of May 10, 2007.

__________________________________________________________________________

PART I ‑ FINANCIAL INFORMATION

Item 1.       Financial Statements.

JAKE’S TRUCKING INTERNATIONAL, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(Unaudited)

JAKE’S TRUCKING INTERNATIONAL, INC.
INTERIM CONSOLIDATED BALANCE SHEETS                                             Statement 1
(Unaudited)
Expressed in US dollars

ASSETS	March 31, 2007	September 30, 2006

Current
Cash	$21,429	$34,758
Accounts receivable, net	72,870	93,463
Prepaid expenses	-	282

	94,299	128,503
Capital assets, net of amortization (Note 6)	29,526	35,883
Trucks under capital lease, net of amortization (Note 6)	392,894	436,709

	$516,719	$601,095

LIABILITIES

Current
Accounts payable and accrued liabilities	$20,461	$31,875
Obligation under capital lease (Note 7)	53,175	59,402
Due to shareholder (Note 5)	171,734	219,306

	245,370	310,583
Obligation under capital lease (Note 7)	186,689	215,187

	432,059	525,770

Going Concern (Note 2)

STOCKHOLDERS’ EQUITY

Capital Stock (Note 4)
Authorized: 75,000,000 common shares at $0.001 par value
Issued, allotted and outstanding: 7,640,000 and 7,640,000 common shares, respectively – Statement 2	7,640	7,640
Additional paid-in capital – Statement 2	68,760	68,760
Accumulated comprehensive income (loss) – Statement 2	861	1,852
Retained earnings (deficit) – Accumulated	7,399	(2,927)

	84,660	75,325

	$516,719	$601,095

See notes to the interim consolidated financial statements

JAKE’S TRUCKING INTERNATIONAL, INC.
INTERIM CONSOLIDATED STATEMENTS OF
   STOCKHOLDERS’ EQUITY                                                                                   Statement 2
(Unaudited)
Expressed in US dollars

	Common Stock		Additional Paid-in	Accumulated Earnings	Accumulated Comprehensive Income	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	(Loss)	Equity

Balance – September 30, 2005 - Allotted	5,000,000	$5,000	$45,000	$(8,406)	$(1,647)	$39,947
Shares issued for cash – January 17, 2006	2,640,000	2,640	23,760	-	-	26,400
Income for the year	-	-	-	5,479	3,499	8,978

Balance – September 30, 2006 – Issued and outstanding	7,640,000	7,640	68,760	(2,927)	1,852	75,325

Income (loss) for the period	-	-	-	10,326	(991)	9,335

Balance – March 31, 2007 – Issued and outstanding	7,640,000	$7,640	$68,760	$7,399	$861	$84,660

See notes to the interim consolidated financial statements

JAKE’S TRUCKING INTERNATIONAL, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME (LOSS)                                                  Statement 3
(Unaudited)
Expressed in US dollars

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Six Months Ended March 31, 2007	Six Months Ended March 31,2006

REVENUE
Truck rental	$80,917	$44,894	$168,088	$89,682

Material sales	12,688	815	16,033	815
Cost of goods sold	(10,045)	(758)	(12,838)	(758)

Net income from sales	2,643	57	3,195	57

Net revenue	83,560	44,951	171,283	89,739

EXPENSES
Advertising and promotion	80	-	256	47
Depreciation	17,259	9,191	35,040	18,234
Dispatch	866	-	866	-
Fuel	14,612	7,047	27,732	14,825
Insurance	4,236	2,494	8,788	5,012
Interest and bank charges	91	101	364	275
Interest on truck lease	3,090	1,233	6,374	2,756
Parking	179	-	179	86
Professional fees	6,322	3,308	9,331	3,308
Publishing and shareholder services	998	-	1,758	-
Repairs and maintenance	3,140	1,442	5,638	2,378
Supplies	1,506	180	2,065	1,156
Telephone	941	762	5,599	1,216
Wages	26,858	18,959	56,967	38,648

	80,178	44,717	160,957	87,941

NET INCOME FOR THE PERIOD	$3,382	$234	$10,326	$1,798

Weighted average shares outstanding	7,640,000	7,141,333	7,640,000	6,058,901

Basic and diluted earnings per share	$0.00	$0.00	$0.00	$0.00

Other Comprehensive Income:
Net income	$3,382	$234	$10,326	$1,798
Foreign currency translation adjustment, net of zero tax effect	1,322	720	(991)	1,005

NET COMPREHENSIVE INCOME FOR THE PERIOD	$4,704	$954	$9,335	$2,803

See Notes to the interim consolidated financial statements

JAKE’S TRUCKING INTERNATIONAL, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS                    Statement 4
(Unaudited)
Expressed in US dollars

Cash Flows from (Used By):	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Six Months Ended March 31, 2007	Six Months Ended March 31, 2006

OPERATING ACTIVITIES

Net income	$3,382	$234	$10,326	$1,798
Item not involving cash:
Depreciation	17,259	9,191	35,040	18,234
Changes in non-cash working capital: Prepaid expenses	-		282
Accounts receivable	(17,302)	2,712	20,593	(33,368)
Accounts payable and accrued liabilities	6,462	1,060	(11,414)	245

	9,801	13,197	54,827	(13,091)

FINANCING ACTIVITIES
Shares issued	-	26,400	-	26,400
Capital lease obligation	(10,690)	(10,318)	(34,725)	(16,170)
Due to shareholder	(11,259)	1,215	(47,572)	42,608

	(21,949)	17,297	(82,297)	52,838

Foreign Currency Adjustment	(2,469)	372	14,141	(3,255)

Increase (decrease) in Cash	(14,617)	30,494	(13,329)	39,747

Cash – Beginning of period	36,046	11,021	34,758	5,395

CASH – END OF PERIOD	$21,429	$41,887	$21,429	$41,887

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$3,090	$1,233	$6,374	$2,756
Income taxes paid	$-	$-	$-	$-

See notes to the interim consolidated financial statements

JAKE’S TRUCKING INTERNATIONAL, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
EXPRESSED IN US DOLLARS
(Unaudited)
PERIOD ENDED MARCH 31, 2007

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

Accounts receivable
The company’s trade receivables consist of customer obligations for the provision of contract dump truck services.  The company extends credit based on management’s assessment of the customer’s financial condition, receivable aging, customer disputes and general business and economic conditions.  Management believes that no allowance for doubtful accounts is necessary at March 31, 2007, and  September 30, 2006.

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

JAKE’S TRUCKING INTERNATIONAL, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
EXPRESSED IN US DOLLARS
(Unaudited)
PERIOD ENDED MARCH 31, 2007

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

JAKE’S TRUCKING INTERNATIONAL, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
EXPRESSED IN US DOLLARS
(Unaudited)
PERIOD ENDED MARCH 31, 2007

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

2.       Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at March 31, 2007, the Company has income from operations of $10,326 and retained earnings of $7,399. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2007.

JAKE’S TRUCKING INTERNATIONAL, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
EXPRESSED IN US DOLLARS
(Unaudited)
PERIOD ENDED MARCH 31, 2007

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

4.       Equity

The Company has authority to issue up to 75,000,000 common shares with a par value of $0.001 per share. On May 28, 2005, the Company issued 5,000,000 common shares for $50,000, to the Company President.

On January 17, 2006, the Company issued 2,640,000 Units for $26,400. Each unit consists of one common share and one share purchase warrant. Each warrant is exercisable at a price of $0.05 per share and expires August 31, 2007.

JAKE’S TRUCKING INTERNATIONAL, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
EXPRESSED IN US DOLLARS
(Unaudited)
PERIOD ENDED MARCH 31, 2007

5.       Related Party Transactions

The amount due to shareholder consists of funds owed to the Company President and Director net of $50,000 for the issuance of 5,000,000 shares of the Company. The balance due is on demand, has no specific terms of repayment, is non-interest bearing and is unsecured, accordingly fair value can not be reliably determined.

During the period ended March 31, 2007, and the year ended September 30, 2006, the Company provided Truck Rental services to another Company, 653720 BC Ltd., owned by a Director of the Company. Included in Truck Rental revenue is $1,376 (2006 - $21,727) in revenue that was charged to the related Company. The services were provided at normal market rates.

6.       Trucks under capital lease

On August 23, 2005 and on September 1, 2005, through the subsidiary Jake’s Trucking International B.C. Inc., the Company entered into lease agreements for two trucks with dump boxes.

The first lease (Truck #1) commenced August 23, 2005. The term of the lease is 36 months. The lease security deposit was US$51,966 (CDN$60,000). The monthly lease payment is US$1,992.73 (CDN$2,300.81). At the end of the term of the lease the Company has the option to purchase the Truck for US$56,642.94 (CDN$65,400) including all applicable taxes, but not inclusive of administration transfer fees.

The second lease (Truck #2) commenced September 1, 2005. The term of the lease is 36 months. The lease security deposit was US$51,966 (CDN$60,000). The monthly lease payment is US$1,958.25 (CDN$2,261). At the end of the term of the lease the Company has the option to purchase the Truck for US$56,642.94 (CDN$65,400) including all applicable taxes, but not inclusive of administration transfer fees.

The third lease (Truck #3) commenced August 1, 2006. The term of the lease is 36 months. The lease security deposit was US$51,966 (CDN$60,000). The monthly lease payment is US$1,820.54 (CDN$2,102). At the end of the term of the lease the Company has the option to purchase the Truck for US$56,642.94 (CDN$65,400) including all applicable taxes, but not inclusive of administration transfer fees.

JAKE’S TRUCKING INTERNATIONAL, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
EXPRESSED IN US DOLLARS
(Unaudited)
PERIOD ENDED MARCH 31, 2007

6.       Trucks under capital lease (continued)

The Company applies the following amortization policy:

Trucks under capital lease    Straight line 1/36 of cost less estimated salvage value per month
Truck purchased                  30% Declining balance
Trailer purchased                 30% Declining balance

March 31,			2007
	Cost	Accumulated Amortization	Net Book Value
Trucks under capital lease	$464,937	$72,043	$392,894
Truck	4,331	1,202	3,129
Trailer	36,535	10,138	26,397

	$505,803	$83,383	$422,420

September 30,			2006
	Cost	Accumulated Amortization	Net Book Value
Trucks under capital lease	$480,291	$43,582	$436,709
Truck	4,473	671	3,802
Trailer	37,742	5,661	32,081

	$522,506	$49,914	$472,592

JAKE’S TRUCKING INTERNATIONAL, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
EXPRESSED IN US DOLLARS
(Unaudited)
PERIOD ENDED MARCH 31, 2007

7.       Obligation under capital leases

The future minimum lease payments on the capital leases expiring in 2009 are as follows:
     2007                                                                   $  32,625
     2008                                                                     159,613
     2009                                                                       67,237
                                                                                  259,475
Amount representing interest at 3.25%                        (19,611)
                                                                                 239,864
Less current                                                               (53,175)
                                                                               $186,689
                                                                               =======

8.       Income tax

The Company has adopted SFAS No.109 for reporting purposes. As of September 30, 2006, the Company had net operating loss carry forwards of approximately $12,200 that may be available to reduce future years’ taxable income and will expire in 2012. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax asset relating to these tax loss carry-forwards.

9.       Financial Instruments

Currency risk

Currency risk is the risk to the Company’s earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its foreign currency risk.

At March 31, 2007 the Company had the following financial assets and liabilities:
                                                                CDN dollars               US dollars
Cash                                                          $ (1,325)                  $ (1,148)
Accounts receivable                                   $84,136                    $72,870
Accounts payable                                       $24,137                    $20,905
Lease obligations                                      $276,947                  $239,864

At March 31, 2007 Canadian dollar amounts were converted at a rate of $1.1546 Canadian dollars to $1.00 US dollar.

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

Overview

Jake’s Trucking International, Inc. (referred to herein as the “Company”, “Jake’s”, “we”, “us” and “our”) is primarily engaged in the trucking service business transporting gravel to construction sites throughout the lower mainland in British Columbia.

We currently employ three drivers.  We consider our employee relations to be good and to date we have experienced no work stoppages, strikes, or labor disputes.  None of the company’s employees are covered by a collective bargaining agreement. There are no employee agreements.

Jake’s has no written contracts with any construction sites.  There are central dispatchers who receive calls from construction sites requesting trucks.  Jake's is then dispatched to the site.  Our customers are local construction companies building commercial and residential buildings.  Jake's relies on its professional service, and experienced drivers for repeat calls.  We do not advertise other than business cards, name on the trucks and simply word of mouth.

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

The first lease (Truck with Dump Box #1) commenced August 23, 2005. The term of the lease is 36 months. The lease security deposit was $51,966 (CDN$60,000). The monthly lease payment is $1,992.73 (CDN$2,300.81). At the end of the term of the lease the Company has the option to purchase the truck for $56,642.94 (CDN$65,400) including all applicable taxes, but not inclusive of administration transfer fees.

The second lease (Truck with Dump Box #2) commenced September 1, 2005. The term of the lease is 36 months. The lease security deposit was $51,966 (CDN$60,000). The monthly lease payment is $1,958.25 (CDN$2,261). At the end of the term of the lease the Company has the option to purchase the Truck for $56,642.94 (CDN$65,400) including all applicable taxes, but not inclusive of administration transfer fees.

On August 1, 2006, a third lease agreement was entered into and commenced August 1, 2006 (Truck with Dump Box #3). The term of the lease is 36 months.  The lease security deposit was $51,966 (CDN$60,000).  The monthly lease payment is $1,820.54 (CDN$2,102). At the end of the term of the lease the Company has the option to purchase the Truck for $56,642.94 (CDN$65,400). including all applicable taxes, but not inclusive of administration transfer fees.

Our retained earnings as of our period ended on March 31, 2007 was $7,399 and as of September 30, 2006, the accumulated deficit was $2,927.  During the period ended March 31, 2007, the deficit decreased by $10,326.  The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Results of Operations
Three months ended March 31, 2007

Trucking service revenues were $80,917 for the three months ended March 31, 2007 compared to $44,894 in revenues for the three months ended March 31, 2006.  This increase is largely the result of leasing and operating a third truck.

Gross profit, defined as sales less cost of sales, was $2,643 for the three months ended March 31, 2007, compared to $57 gross profit for the three months ended March 31, 2006. During the period the Company began to sell sand and gravel at a mark up averaging 20%.

Our operating expenses were $80,178 for the three months ended March 31, 2007 compared to operating expenses of $44,717 for the three months ended March 31, 2006.   Operating expense increased primarily as a result of an increase in general and administrative, fuel, professional fees and wages for the three months ended March 31, 2007 compared to the prior year period. The increases in expenses are primarily the result of the increase in the number of trucks in operation from two to three, and increased truck rental business as compared to the three months ended March 31, 2006.

We achieved a net income of $3,382 for the three months ended March 31, 2007 compared to a net income of $234 for the three months ended March 31, 2006.

Six months ended March 31, 2007

Trucking service revenues were $168,088 for the six months ended March 31, 2007 compared to $89,682 in revenues for the six months ended March 31, 2006.  This increase is largely the result of leasing and operating a third truck.

Gross profit, defined as sales less cost of sales, was $3,195 for the six months ended March 31, 2007, compared to $57 gross profit for the six months ended March 31, 2006. During the period the Company began to sell sand and gravel at a mark up averaging 20%.

Our operating expenses were $160,957 for the six months ended March 31, 2007 compared to operating expenses of $87,941 for the six months ended March 31, 2006.   Operating expense increased primarily as a result of an increase in general and administrative, fuel, professional fees and wages for the six months ended March 31, 2007 compared to the prior year period. The increases in expenses are primarily the result of the increase in the number of trucks in operation from two to three, and increased truck rental business as compared to the six months ended March 31, 2006.

We achieved a net income of $10,326 for the six months ended March 31, 2007 compared to a net income of $1,798 for the six months ended March 31, 2006.

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

We cannot predict with certainty what revenues we can expect during the next twelve months, and we believe that we probably will have enough revenue, when added to our cash on hand, to pay our operating expenses for the next twelve months. We anticipate that we will raise additional capital to expand our operations. We cannot guarantee that we will be able to raise that capital, in which event, our operations may be required to be curtailed.

Liquidity and Capital Resources

Overview – Quarter- ended March 31, 2007

For the six months ended March 31, 2007, cash provided by operating activities was $54,827. Cash used by operating activities for the period ending March 31, 2006 was $13,091.

Cash used by investing activities during the six months ended March 31, 2007 was $Nil. Cash used by investing activities for the same period last year was $Nil.

Net cash used by financing activities for the six months ended March 31, 2007 was $82,297. Cash provided by financing activities for the period ending March 31, 2006 was $52,838. The change in cash provided by financing activities is due to the $47,572 reduction of the loan of a shareholder during the six month period ended March 31, 2007.  In 2007, the issuer expects to raise additional funds through the exercise of warrants that expire August 31, 2007.

At March 31, 2007 we had $21,429 in cash, compared to $34,758 as at September 30, 2006.  We had a negative working capital of $151,071 compared to a negative working capital of $182,080 as at September 30, 2006.                           .

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

Due to the foregoing factors, our operating results are difficult to forecast.  You should evaluate our prospects in light of the risk, expenses and difficulties commonly encountered by comparable development-stage companies in rapidly evolving markets.  We cannot assure you that we will successfully address such risks and challenges.  In addition, even though we have an operational business with revenues, we cannot assure you that our revenues will increase or that we will continue to be profitable in the future.

Other Information - Certain Relationships and Related Transactions

We intend that any transactions between us and our officers, directors, principal stockholders, affiliates or advisors will be on terms no less favorable to us than those reasonably obtainable from third parties.  To date, several related party transactions have taken place.

The amount of $171,734 due to shareholder consists of funds owed to the Company President and sole shareholder net of $50,000* for the issuance of 5,000,000 shares of the Company. Mr. Quesnel, President is the beneficial owner of these 5,000,000 common shares. The balance due is on demand, has no specific terms of repayment, is non-interest bearing and is unsecured, accordingly fair value can not be reliably determined. During the period, the Company has not paid any director or officer or management fees.

We have noted the following in Note 5 of the Consolidated Financial Statements of March 31, 2007:
  The amount due to shareholder consists of funds owed to the Company President and Director net of $50,000 for the issuance of 5,000,000 shares of the Company. The balance due is on demand, has no specific terms of repayment, is non-interest bearing and is unsecured, accordingly fair value can not be reliably determined.

  During the period ended March 31, 2007, the Company provided Truck Rental services to another Company, 653720 BC Ltd., owned by a Director of the Company. Included in Truck Rental revenue is $1,376 in revenue that was charged to the related Company. The services were provided at normal market rates.

* “net $50,000” means $50,000 has been subtracted from the amount of $232,993 loaned to the Company by the President. The $50,000 was owed by the President for Shares he purchased in the Company. The balance owed to the President at March 31, 2007 was $171,734.

At present, our securities are not traded publicly. There is no assurance that a trading market will develop, or, if developed, that it will be sustained. A purchaser of shares may, therefore, find it difficult to resell the securities offered herein should he or she desire to do so when eligible for public resale. Furthermore, the shares are not marginal and it is unlikely that a lending institution would accept our common stock as collateral for a loan.

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

PART II ‑ OTHER INFORMATION

Item 1.       Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

            None

Item 3.       Defaults Upon Senior Securities.

            None.

Item 4.       Submission of Matters to a Vote of Security‑Holders.

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

                                                                        JAKE’S TRUCKING INTERNATIONAL, INC.
                                                                        (Registrant)

Dated:   May 10, 2007                                      By:   /s/ Michael Quesnel
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