Form 10QSB
period 2007-06-30
Jake's Trucking International, Inc.
filed 2007-08-13
CIK 1364623

____________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Common, $.001 par value per share: 7,640,000 outstanding as of July 30, 2007.

____________________________________________________________________________

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

JAKE’S TRUCKING INTERNATIONAL, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007
(Unaudited)

_________________________________________________________________________________
JAKE’S TRUCKING INTERNATIONAL, INC.
INTERIM CONSOLIDATED BALANCE SHEETS                                                      Statement 1
(Unaudited)
Expressed in US dollars

ASSETS	June 30, 2007	September 30, 2006

Current
Cash	$30,646	$34,758
Accounts receivable, net	95,350	93,463
Prepaid expenses	-	282

	125,996	128,503
Capital assets, net of amortization (Note 6)	29,174	35,883
Trucks under capital lease, net of amortization (Note 6)	465,857	436,709

	$621,027	$601,095

LIABILITIES

Current
Accounts payable and accrued liabilities	$45,831	$31,875
Obligation under capital lease (Note 7)	66,534	59,402
Due to shareholder (Note 5)	195,478	219,306

	307,843	310,583
Obligation under capital lease (Note 7)	227,395	215,187

	535,238	525,770

Going Concern (Note 2)

STOCKHOLDERS’ EQUITY

Capital Stock (Note 4)
Authorized: 75,000,000 common shares at $0.001 par value
Issued, allotted and outstanding: 7,640,000 and 7,640,000 common shares, respectively – Statement 2	7,640	7,640
Additional paid-in capital – Statement 2	68,760	68,760
Accumulated comprehensive income (loss) – Statement 2	5,047	1,852
Retained earnings (deficit) – Accumulated	4,342	(2,927)

	85,789	75,325

	$621,027	$601,095

See notes to the interim consolidated financial statements

______________________________________________________________________________
JAKE’S TRUCKING INTERNATIONAL, INC.
INTERIM CONSOLIDATED STATEMENT OF
            STOCKHOLDERS’ EQUITY                                                                         Statement 2
(Unaudited)
Expressed in US dollars

	Common Stock		Additional Paid-in	Accumulated Earnings	Accumulated Comprehensive Income	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	(Loss)	Equity

Balance – September 30, 2005 - Allotted	5,000,000	$5,000	$45,000	$(8,406)	$(1,647)	$39,947
Shares issued for cash – January 17, 2006	2,640,000	2,640	23,760	-	-	26,400
Income for the year	-	-	-	5,479	3,499	8,978

Balance – September 30, 2006 – Issued and outstanding	7,640,000	7,640	68,760	(2,927)	1,852	75,325

Income for the period	-	-	-	7,269	3,195	10,464

Balance – June 30, 2007 – Issued and outstanding	7,640,000	$7,640	$68,760	$4,342	$5,047	$85,789

See notes to the interim consolidated financial statements

_________________________________________________________________________________________
JAKE’S TRUCKING INTERNATIONAL, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME (LOSS)                                                                            Statement 3
(Unaudited)
Expressed in US dollars
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Nine Month Ended June 30, 2007	Nine Months Ended June 30, 2006

REVENUE
Truck rental	$115,828	$70,926	$283,916	$160,608

Material sales	10,957	4,343	26,990	5,158
Cost of goods sold	(8,655)	(5,006)	(21,493)	(5,764)

Net income from sales	2,302	(663)	5,497	(606)

Net revenue	118,130	70,263	289,413	160,002

EXPENSES
Advertising and promotion	193	1	449	48
Depreciation	20,014	13,582	55,054	31,816
Dispatch	1,337	-	2,203	-
Fuel	20,198	13,820	47,930	28,645
Insurance	6,760	3,705	15,548	8,717
Interest and bank charges	835	168	1,199	443
Interest on truck lease	4,426	1,277	10,800	4,033
Parking	3	31	182	117
Professional fees	9,793	7,348	19,124	10,656
Publishing and shareholder services	631	1,038	2,389	1,038
Repairs and maintenance	10,946	1,165	16,584	3,543
Supplies	893	433	2,958	1,589
Telephone	1,358	913	6,957	2,129
Wages	42,535	25,096	99,502	63,744

	119,922	68,577	280,879	156,518

Net income (loss) before taxes	(1,792)	1,686	8,534	3,484
Income taxes	1,265	-	1,265	-

NET INCOME (LOSS) FOR THE PERIOD	$(3,057)	$1,686	$7,269	$3,484

Weighted average shares outstanding	7,640,000	7,640,000	7,640,000	6,585,934

Basic and diluted earnings (loss) per share	$(0.00)	$0.00	$0.00	$0.00

Other Comprehensive Income:
Net income (loss)	$(3,057)	$1,686	$7,269	$3,484
Foreign currency translation adjustment, net of zero tax effect	4,186	2,487	3,195	3,492

NET COMPREHENSIVE INCOME FOR THE PERIOD	$1,129	$4,173	$10,464	$6,976

See Notes to the interim consolidated financial statements

_____________________________________________________________________________________
JAKE’S TRUCKING INTERNATIONAL, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS                                       Statement 4
(Unaudited)
Expressed in US dollars

Cash Flows from (Used By):	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006

OPERATING ACTIVITIES

Net income (loss)	$(3,057)	$1,686	$7,269	$3,484
Item not involving cash:
Depreciation	20,014	13,582	55,054	31,816
Changes in non-cash working capital: Prepaid expenses	-	-	282	-
Accounts receivable	(22,480)	(13,663)	(1,887)	(47,031)
Accounts payable and accrued liabilities	25,370	5,052	13,956	5,297

	19,847	6,657	74,674	(6,434)

INVESTING ACTIVITY
Purchase of Trailer	-	(37,793)	-	(37,793)

FINANCING ACTIVITIES
Shares issued	-	-	-	26,400
Capital lease obligation	(19,196)	(2,082)	(43,562)	(18,252)
Due to shareholder	23,744	41,201	(23,828)	83,809

	4,548	39,119	(67,390)	91,957

Foreign Currency Adjustment	(15,178)	(10,144)	(11,396)	(13,399)

Increase (decrease) in Cash	9,217	(2,161)	(4,112)	34,331

Cash – Beginning of period	21,429	41,887	34,758	5,395

CASH – END OF PERIOD	$30,646	$39,726	$30,646	$39,726

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$4,426	$1,277	$10,800	$4,033
Income taxes paid	$-	$-	$-	$-

See notes to the interim consolidated financial statements

__________________________________________________________________
JAKE’S TRUCKING INTERNATIONAL, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
EXPRESSED IN US DOLLARS
(Unaudited)
PERIOD ENDED JUNE 30, 2007

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

Accounts receivable
The Company’s trade receivables consist of customer obligations for the provision of contract dump truck services.  The Company extends credit based on management’s assessment of the customer’s financial condition, receivable aging, customer disputes and general business and economic conditions.  Management believes that no allowance for doubtful accounts is necessary at June 30, 2007, and  September 30, 2006.

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

__________________________________________________________________
JAKE’S TRUCKING INTERNATIONAL, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
EXPRESSED IN US DOLLARS
 (Unaudited)
PERIOD ENDED JUNE 30, 2007

1.       Summary of Significant Accounting Policies (continued)

Assets under capital lease and amortization
Assets under capital lease are recorded at cost.  Salvage value at the end of the lease has been estimated and amortization of the difference will be recorded over the term of the lease.

Use of Estimates
The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

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

__________________________________________________________________
JAKE’S TRUCKING INTERNATIONAL, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
EXPRESSED IN US DOLLARS
 (Unaudited)
PERIOD ENDED JUNE 30, 2007

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

2.       Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at June 30, 2007, the Company has income from operations of $7,269 and retained earnings of $4,342. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2007.

__________________________________________________________________
JAKE’S TRUCKING INTERNATIONAL, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
EXPRESSED IN US DOLLARS
 (Unaudited)
PERIOD ENDED JUNE 30, 2007

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

3.       Recent Accounting Pronouncements

In February 2007 the FASB issued SFAS No. 159 ("SFAS 159") - "Fair Value Option for Financial Assets and Financial Liabilities."  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 is effective for years beginning after November 15, 2007.  Adoption of SFAS 159 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

__________________________________________________________________
JAKE’S TRUCKING INTERNATIONAL, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
EXPRESSED IN US DOLLARS
 (Unaudited)
PERIOD ENDED JUNE 30, 2007

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

During the period ended June 30, 2007, the Company provided Truck Rental services to another Company, 653720 BC Ltd., owned by a Director of the Company. Included in Truck Rental revenue is $1,376 (2006 - $17,195) in revenue that was charged to the related Company. The services were provided at normal market rates.

6.       Trucks under capital lease

Through the subsidiary Jake’s Trucking International B.C. Inc., the Company entered into lease agreements for four trucks.

The first lease (Truck #1) commenced August 23, 2005. The term of the lease is 36 months. The lease security deposit was US$56,316 (CDN$60,000). The monthly lease payment is US$2,159 (CDN$2,301). At the end of the term of the lease the Company has the option to purchase the Truck for US$61,384 (CDN$65,400) including all applicable taxes, but not inclusive of administration transfer fees.

The second lease (Truck #2) commenced September 1, 2005. The term of the lease is 36 months. The lease security deposit was US$56,316 (CDN$60,000). The monthly lease payment is US$2,122 (CDN$2,261). At the end of the term of the lease the Company has the option to purchase the Truck for US$61,384 (CDN$65,400) including all applicable taxes, but not inclusive of administration transfer fees.

__________________________________________________________________
JAKE’S TRUCKING INTERNATIONAL, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
EXPRESSED IN US DOLLARS
 (Unaudited)
PERIOD ENDED JUNE 30, 2007

6.       Trucks under capital lease (continued)

The third lease (Truck #3) commenced August 1, 2006. The term of the lease is 36 months. The lease security deposit was US$56,316 (CDN$60,000). The monthly lease payment is US$1,973 (CDN$2,102). At the end of the term of the lease the Company has the option to purchase the Truck for US$61,384 (CDN$65,400) including all applicable taxes, but not inclusive of administration transfer fees.

The fourth lease (Truck #4) commenced May 17, 2007. The term of the lease is 36 months. The lease security deposit was US$9,386 (CDN$10,000). The monthly lease payment is US$978 (CDN$1,042). At the end of the term of the lease the Company has the option to purchase the Truck for US$23,277 (CDN$24,800) including all applicable taxes, but not inclusive of administration transfer fees.

The Company applies the following amortization policy:

Trucks under capital lease    Straight line 1/36 of cost less estimated salvage value per month
Truck purchased                  30% Declining balance
Trailer purchased                 30% Declining balance

		June 30,	2007
	Cost	Accumulated Amortization	Net Book Value
Trucks under capital lease	$561,761	$95,904	$465,857
Truck	4,693	1,602	3,091
Trailer	39,594	13,511	26,083

	$606,048	$111,017	$495,031

		September 30,	2006
	Cost	Accumulated Amortization	Net Book Value
Trucks under capital lease	$480,291	$43,582	$436,709
Truck	4,473	671	3,802
Trailer	37,742	5,661	32,081

	$522,506	$49,914	$472,592

__________________________________________________________________
JAKE’S TRUCKING INTERNATIONAL, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
EXPRESSED IN US DOLLARS
 (Unaudited)
PERIOD ENDED JUNE 30, 2007

7.       Obligation under capital leases

The future minimum lease payments on the capital leases expiring in 2010 are as follows:

     2007                                                                   $  20,460
     2008                                                                     184,100
     2009                                                                       83,992
     2010                                                                       29,932
                                                                                  318,484
Amount representing interest                                       (24,556)
                                                                                  293,929
Less current                                                                (66,534)
                                                                                $227,395
                                                                                  ======

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

At June 30, 2007 the Company had the following financial assets and liabilities:

                                                               CDN dollars       US dollars equivalent
Cash                                                          $    8,802              $    8,261
Accounts receivable                                   $101,587              $  95,350
Accounts payable                                       $  46,621              $  43,758
Lease obligations                                        $313,156              $293,929

At June 30, 2007 Canadian dollar amounts were converted at a rate of $1.0654 Canadian dollars to $1.00 US dollar.

__________________________________________________________________
JAKE’S TRUCKING INTERNATIONAL, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
EXPRESSED IN US DOLLARS
 (Unaudited)
PERIOD ENDED JUNE 30, 2007

10.     Non-Cash Transactions

The following non-cash transactions were recorded during the period:

Investing activity
           Acquisition of truck        $48,519
Financing activity
           Capital lease obligation   $48,519

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

Through the subsidiary Jake’s Trucking International B.C. Inc., the Company entered into lease agreements with Transportation Lease Systems, Inc. for four trucks.

The first lease (Truck with Dump Box #1) commenced August 23, 2005. The term of the lease is 36 months. The lease security deposit was $56,316 (CDN$60,000). The monthly lease payment is $2,159.54 (CDN$2,300.81). At the end of the term of the lease the Company has the option to purchase the truck for $61,384.44 (CDN$65,400) including all applicable taxes, but not inclusive of administration transfer fees.

The second lease (Truck with Dump Box #2) commenced September 1, 2005. The term of the lease is 36 months. The lease security deposit was $56,316 (CDN$60,000). The monthly lease payment is $2,122.17 (CDN$2,261). At the end of the term of the lease the Company has the option to purchase the Truck for $61,384.44 (CDN$65,400) including all applicable taxes, but not inclusive of administration transfer fees.

On August 1, 2006, a third lease agreement was entered into and commenced August 1, 2006 (Truck with Dump Box #3). The term of the lease is 36 months.  The lease security deposit was $56,316 (CDN$60,000).  The monthly lease payment is $1,972.94 (CDN$2,102). At the end of the term of the lease the Company has the option to purchase the Truck for $61,384.44 (CDN$65,400). including all applicable taxes, but not inclusive of administration transfer fees.

On May 17, 2007, a fourth lease for a pick-up truck was entered into and commenced May 17, 2007. The term of the lease is 36 months.  The lease security deposit was $9,386 (CDN$10,000).  The monthly lease payment is $977.76 (CDN$1,041.72). At the end of the term of the lease the Company has the option to purchase the Truck for $23,277.28 (CDN$24,800). including all applicable taxes, but not inclusive of administration transfer fees.

Our retained earnings as of our period ended on June 30, 2007 was $4,342 and as of September 30, 2006, the accumulated deficit was $2,927.  During the period ended June 30, 2007, the deficit decreased by $7,269.  The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Results of Operations
Three months ended June 30, 2007

Trucking service revenues were $115,828 for the three months ended June 30, 2007 compared to $70,926 in revenues for the three months ended June 30, 2006.  This increase is largely the result of leasing and operating a third truck.

Gross profit, defined as sales less cost of sales, was $2,302 for the three months ended June 30, 2007, compared to $(663) gross loss for the three months ended June 30, 2006. During the period the Company began to sell sand and gravel at a mark up averaging 20%.

Our operating expenses were $119,922 for the three months ended June 30, 2007 compared to operating expenses of $68,577 for the three months ended June 30, 2006.   Operating expenses increased primarily as a result of an increase in general and administrative, fuel, professional fees and wages for the three months ended June 30, 2007 compared to the prior year period. The increases in expenses are primarily the result of the increase in the number of trucks in operation from two to three, and increased truck rental business as compared to the three months ended June 30, 2006.

We achieved a net loss of $3,057 for the three months ended June 30, 2007 compared to a net income of $1,686 for the three months ended June 30, 2006.

Nine months ended June 30, 2007

Trucking service revenues were $283,916 for the nine months ended June 30, 2007 compared to $160,608 in revenues for the nine months ended June 30, 2006.  This increase is largely the result of leasing and operating a third truck.

Gross profit, defined as sales less cost of sales, was $5,497 for the nine months ended June 30, 2007, compared to $(606) gross loss for the nine months ended June 30, 2006. During the period the Company began to sell sand and gravel at a mark up averaging 20%.

Our operating expenses were $280,879 for the nine months ended June 30, 2007 compared to operating expenses of $156,518 for the nine months ended June 30, 2006.   Operating expenses increased primarily as a result of an increase in general and administrative, fuel, professional fees and wages for the nine months ended June 30, 2007 compared to the prior year period. The increases in expenses are primarily the result of the increase in the number of trucks in operation from two to three, and increased truck rental business as compared to the nine months ended June 30, 2006.

We achieved a net income of $7,269 for the nine months ended June 30, 2007 compared to a net income of $3,484 for the nine months ended June 30, 2006.

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

Liquidity and Capital Resources

Overview – Quarter- ended June 30, 2007

For the nine months ended June 30, 2007, cash provided by operating activities was $74,674. Cash used by operating activities for the period ending June 30, 2006 was $(6,434).

Cash used by investing activities during the nine months ended June 30, 2007 was $Nil. Cash used by investing activities for the same period last year was $(37,793).

Net cash used by financing activities for the nine months ended June 30, 2007 was $(67,390). Cash provided by financing activities for the period ending June 30, 2006 was $91,957. The change in cash provided by financing activities is due to the $23,828 reduction of the loan of a shareholder during the nine month period ended June 30, 2007.  In 2007, the issuer expects to raise additional funds through the exercise of warrants that expire August 31, 2007.

At June 30, 2007 we had $30,646 in cash, compared to $34,758 as at September 30, 2006.  We had a negative working capital of $181,847 compared to a negative working capital of $182,080 as at September 30, 2006.                           .

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

We expect our depreciation expense to increase in the next quarter due to the depreciation of the trucks.

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

The amount of $195,478 due to shareholder consists of funds owed to the Company President and sole shareholder net of $50,000* for the issuance of 5,000,000 shares of the Company. Mr. Quesnel, President is the beneficial owner of these 5,000,000 common shares. The balance due is on demand, has no specific terms of repayment, is non-interest bearing and is unsecured, accordingly fair value can not be reliably determined. During the period, the Company has not paid any director or officer or management fees.

We have noted the following in Note 5 of the Consolidated Financial Statements of June 30, 2007:
  The amount due to shareholder consists of funds owed to the Company President and Director net of $50,000 for the issuance of 5,000,000 shares of the Company. The balance due is on demand, has no specific terms of repayment, is non-interest bearing and is unsecured, accordingly fair value can not be reliably determined.

  During the period ended June 30, 2007, the Company provided Truck Rental services to another Company, 653720 BC Ltd., owned by a Director of the Company. Included in Truck Rental revenue is $1,376 in revenue that was charged to the related Company. The services were provided at normal market rates.

*  “net of $50,000” means $50,000 has been subtracted from the amount of $232,993 loaned to the Company by the President. The $50,000 was owed by the President for Shares he purchased in the Company. The balance owed to the President at June 30, 2007 was $195,478.

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

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

            None

Item 3.       Defaults Upon Senior Securities.

            None.

Item 4.       Submission of Matters to a Vote of Security-Holders.

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

                                                                         JAKE’S TRUCKING INTERNATIONAL, INC.
                                                                         (Registrant)

Dated:  August 3, 2007                                      By:     /s/ Michael Quesnel
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