Form 10KSB
period 2007-09-30
Jake's Trucking International, Inc.
filed 2007-12-20
CIK 1364623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-KSB

(Mark one)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

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
or
Incorp Services
3155 East Patrick Lane, Suite 1, Las Vegas, NV 89120-3481
Tel: 702-866-2500
(Name, address and telephone number for Agent for Service)

Securities registered under Section 12(b) of the Exchange Act:                  None

Securities registered under Section 12(g) of the Exchange Act

                 Common Shares
(Title of class)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                    Yes [X]   No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                    [  ] Yes   [X] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the most recent fiscal year were $ 423,939.

The aggregate market value of the voting stock held by non-affiliates of the Company on December 15, 2007 was $27,720,000.00.

As of December 15, 2007 the Company had 74,800,000 issued and outstanding shares of common stock.

Table of Contents

Part I.........................................................................................................................................................	3

Item 1. Description of Business..........................................................................................................	3
Item 2. Description of Property..........................................................................................................	6
Item 3. Legal Proceedings..................................................................................................................	6
Item 4. Submission of Matters to a Vote of Security Holders...............................................................	6

Part II.......................................................................................................................................................	6

Item 5. Market for Common Equity and Related Stockholder Matters...............................................	6
Item 6. Management’s Discussion and Analysis or Plan of Operation.................................................	7
Growth Strategy................................................................................................................................	10
Item 7. Financial Statements...............................................................................................................	14
Item 8. Changes in and disagreements with Accountants on Accounting and Financial Disclosure........	29
Item 8A. Controls and Procedures.....................................................................................................	29
Item 8B. Other Information................................................................................................................	30

Part III......................................................................................................................................................	30

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act..........................................................................................................................	30
Item 10. Executive Compensation.....................................................................................................	31
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.............................................................................................................................................	32
Item 12. Certain Relationships and Related Transactions.....................................................................	32
Item 13. Exhibits................................................................................................................................	33
Item 14. Principal Accountant Fees and Services................................................................................	33
Exhibit 31.1 - Certifications................................................................................................................	35
Exhibit 32.1 - Certifications................................................................................................................	36
Exhibit 14.1 – Code of Ethics.............................................................................................................	37

Part I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development
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

The first lease (Truck with Dump Box #1) commenced August 23, 2005. The term of the lease is 36 months. The lease security deposit was $60,312 (CDN$60,000). The monthly lease payment is $2,313 (CDN$2,301). At the end of the term of the lease the Company has the option to purchase the truck for $65,740 (CDN$65,400) including all applicable taxes, but not inclusive of administration transfer fees.

The second lease (Truck with Dump Box #2) commenced September 1, 2005. The term of the lease is 36 months. The lease security deposit was $60,312 (CDN$60,000). The monthly lease payment is $2,273 (CDN$2,261). At the end of the term of the lease the Company has the option to purchase the Truck for $65,740 (CDN$65,400) including all applicable taxes, but not inclusive of administration transfer fees.

On August 1, 2006, a third lease agreement was entered into and commenced August 1, 2006 (Truck with Dump Box #3). The term of the lease is 36 months.  The lease security deposit was $60,312 (CDN$60,000).  The monthly lease payment is $2,113 (CDN$2,102). At the end of the term of the lease the Company has the option to purchase the Truck for $65,740 (CDN$65,400). including all applicable taxes, but not inclusive of administration transfer fees.

On May 17, 2007, a fourth lease for a pick-up truck was entered into and commenced May 17, 2007. The term of the lease is 36 months.  The lease security deposit was $10,052 (CDN$10,000).  The monthly lease payment is $1,047 (CDN$1,042). At the end of the term of the lease the Company has the option to purchase the Truck for $24,929 (CDN$24,800). including all applicable taxes, but not inclusive of administration transfer fees.

Business of Issuer
We are in the trucking service business transporting gravel to construction sites throughout the lower mainland in British Columbia.

We currently employ three drivers.  Our hours of operation are Monday to Saturday, 8 a.m. until 6 p.m.  As our customer base expands we expect that we will hire additional drivers and extend our hours of operation to include early evenings. We consider our employee relations to be good and to date we have experienced no work stoppages, strikes, or labor disputes.  None of the company’s employees are covered by a collective bargaining agreement. There are no employee agreements.

Jake’s Trucking has no written contracts with any construction sites.  There are central dispatchers who receive calls from construction sites requesting trucks.  Jake's is then dispatched to the site.

Our customers are local construction companies building commercial and residential buildings.  Jake's Trucking relies on its professional service, experienced drivers for repeat calls.  We do not advertise other than business cards, name on the trucks and simply word of mouth.  We have personally contacted all of the construction sites in the area to be placed on their call list.

Marketing Strategy

We continue our marketing activities by word of mouth and visiting constructions sites.  Our trucks have signage and our drivers carry business cards.  Our trucks are operating at full capacity and do not have a need to advertise for additional customers at this time.  As we expand our business with additional drivers and trucks we may at that point advertise in local papers or distribute flyers to construction sites.

Corporate History
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

The first lease (Truck with Dump Box #1) commenced August 23, 2005. The term of the lease is 36 months. The lease security deposit was $60,312 (CDN$60,000). The monthly lease payment is $2,313 (CDN$2,301). At the end of the term of the lease the Company has the option to purchase the truck for $65,740 (CDN$65,400) including all applicable taxes, but not inclusive of administration transfer fees.

The second lease (Truck with Dump Box #2) commenced September 1, 2005. The term of the lease is 36 months. The lease security deposit was $60,312 (CDN$60,000). The monthly lease payment is $2,273 (CDN$2,261). At the end of the term of the lease the Company has the option to purchase the Truck for $65,740 (CDN$65,400) including all applicable taxes, but not inclusive of administration transfer fees.

On August 1, 2006, a third lease agreement was entered into and commenced August 1, 2006 (Truck with Dump Box #3). The term of the lease is 36 months.  The lease security deposit was $60,312 (CDN$60,000).  The monthly lease payment is $2,113 (CDN$2,102). At the end of the term of the lease the Company has the option to purchase the Truck for $65,740 (CDN$65,400). including all applicable taxes, but not inclusive of administration transfer fees.

On May 17, 2007, a fourth lease for a pick-up truck was entered into and commenced May 17, 2007. The term of the lease is 36 months.  The lease security deposit was $10,052 (CDN$10,000).  The monthly lease payment is $1,047 (CDN$1,042). At the end of the term of the lease the Company has the option to purchase the Truck for $24,929 (CDN$24,800). including all applicable taxes, but not inclusive of administration transfer fees.

Future Development Projects
The Company is actively and pursuing additional construction sites to increase business.  The Company is also looking to hire additional drivers in order to extend business hours of operation.

Relevant Regulations
The trucking industry is subject to extensive licensing and regulation by state and/or Provincial and local departments and bureaus of transportation, health, sanitation, and fire and to periodic truck inspection by the state and municipal authorities for areas in which the trucks operate.

Primarily, the company must comply with very stringent regulations through the British Columbia Employment Standards Act, the Transportation Act and the Motor Vehicles Act imposed on the business and its operations designed to protect the public or its ability to operate will be restricted. Some jurisdictions may impose restrictions or licensing requirements on the company’s trucking services and products.  In addition, we are subject to local land use, zoning, building, planning, and traffic ordinances and regulations.  Delays in obtaining, or denials of, or revocation or temporary suspension of, necessary licenses or approvals could have a material adverse impact on our development of our trucking business.

Various Federal, State and/or Provincial, and local laws affect our business.  The continuing development and operation of our trucking business depends on a significant extent of our ability to maintain our two gravel trucks and to obtain new customers and the acquisition of additional trucks.  Construction sites our main source of business are subject to zoning, land use, environmental, traffic, and other regulations of state and local governmental agencies.  City ordinances or other regulations, or the application of such ordinances or regulations, could impair our ability to deliver gravel to locations and could result in costly delays.

The delay or failure to obtain or maintain any licenses or permits necessary for operations could have a material adverse effect on our business.  In addition, an increase in the minimum wage rate, employee benefit costs, costs of maintain trucks or other costs associated with employees could adversely affect our business.

Products and Services Offered
Our principal services include pick up and delivery of gravel from gravel suppliers to construction sites operated by local construction companies erecting commercial and residential buildings.

We offer professional trucking services to our customers and continue to develop repeat business and new customers through our signage and personally contacting each site in order to be placed on the call list.

Recently we developed a new service to sell gravel, sand and top soil to our customers. We first started selling the gravel, sand and top soil at cost and once we found there was an interest to our customers we now sell at an average of a 10% mark-up rate.

It is the Company’s view that continuing in the trucking business will not provide the level of growth and shareholder value that management desires.  Therefore, management has resolved to acquire an operating company in a high growth market segment.  Once management acquires such a company, management intends at that time to sell its BC subsidiary and trucking business, but if and only if such an acquisition is consummated.

Competition
While construction start-ups in the Lower Mainland are near record highs we compete with a variety of established competitors in this market. Some competitors may have longer operating histories, greater name recognition, established customer bases, and substantially greater financial, technical and marketing resources than the Company. The Company believes that the principal factors affecting competition in its proposed market include degree of name recognition (goodwill), ability to differentiate its trucking service offerings, maintaining a high level of customer service and customer satisfaction, and the ability to effectively respond to changing customer needs and preferences. Currently, there are no significant proprietary or other barriers of entry that could keep potential competitors from developing or acquiring similar trucking businesses and providing competing services in the Company's market. The Company's ability to compete successfully in the trucking industry will depend in large part on its ability to acquire new customers, meet its current and future customer demands, acquire additional trucks and reliable drivers.

There can be no assurance that the Company will be able to compete successfully in the future, or that future competition will not have a material adverse effect on the business, operating results and financial condition of the Company.

The transportation industry in general is highly competitive with respect to price, service, and quality.  Trucking services operators also compete for construction sites and qualified drivers, personnel and managers.  Our trucking service will compete with a large number of other trucking businesses, including national and regional trucking companies, as well as with locally owned, independent truckers.  Many of our competitors have greater financial resources, more experience, and longer operating histories than we possess.

For these reasons, the Company has elected to pursue the acquisition of a high growth business.

ITEM 2. DESCRIPTION OF PROPERTY

Jake's Trucking International, Inc. maintains an office located at 505-8840-210th Street  Suite# 317 Langley, BC. V1M 2Y2, Canada which is the home of the company's president.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any legal proceedings or pending legal proceedings against us. We may however be involved, from time to time, in various legal proceedings and claims incident to the normal conduct of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The company received its trading symbol on April 2, 2007 and the company’s common stock is quoted on the Over-the-Counter Bulletin Board “OTCBB” market under the original symbol “JAKT” then under the subsequent symbol issued on September 28, 2007, “JKTI”.  On September 28, 2007, the forward split of 10 for 1 became effective and would begin trading under JKTI.  For the period indicated, the following table sets forth the high and low sales prices per share of our common stock.  These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Year ended September 30, 2007:	High	Low
Pre-Split
	$10.50	$0.40
Post-Split September 28, 2007
	$1.05	$0.04

Quarter ended June 30, 2007:	High	Low
	$0.10	$0.10

To date, none of our outstanding shares of common stock are subject to outstanding options, warrants to purchase or securities convertible into common stock.

Holders
As of December 14, 2007, there were 48 holders of record on Jake’s Trucking International, Inc., holding 74,800,000 shares.

Dividends
Jake’s Trucking International, Inc. has not declared, and does not foresee declaring, any dividends now or in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Our operating expenses are classified into several categories:

  Sales – Gross Profit
  Professional Fees
  Depreciation
  Other Administrative Expenses

Professional Fees consist primarily of our contracted accounting, legal and audit fees. These amounted to $28,795 for the year ended September 30, 2007 and $26,361 for the year ended September 30, 2006.  Professional fees are attributable primarily to accounting, legal and audit fees for preparation and review of our filings with the Securities & Exchange Commission (SEC) in 2007.

Sales refer to our gross profit – Sales less Cost of Sales.  Our gross profit increased from $256,402   for the year ended September 30, 2006 to $423,939 for the year ended September 30, 2007. The increase in Sales and Gross Profit is a result of commencing business operations.

Amortization expense charged to operations was $76,685  and $45,732 in 2007 and 2006, respectively.

Other Administrative Expenses refers to our office supplies, telephone expenses, bank charges, fees to process and file documents with the SEC, stock transfer fees and corporate filing fees with the State of Nevada and other administrative expenses. These amounted to $17,499 for the year ended September 30, 2007 and $9,739           for the year ended September 30, 2006 respectively. The increase in 2007 versus 2006 is attributable primarily to an increase in wages.

Overview
Our accumulated earnings (deficit) as of our year ended on September 30, 2007 was $21,881 and as of September 30, 2006, the accumulated deficit was $(2,927).  During the fiscal year ended September 30, 2007, the deficit decreased by $24,808(2006: $5,479).  The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Results of Operations
Net revenues increased year over year to $423,939 from $256,402 respectively for the year ended September 30, 2007 versus September 30, 2006. This increase is the mainly the result of the operating of three trucks over the fiscal year compared with two trucks in the prior year.

We realized a net income of $24,808 for the fiscal year ended September 30, 2007, compared to a net income of $5,479 for the fiscal year ended September 30, 2006. The increase in net income is primarily due to the increase in net revenue.

We expect significant changes to our expenses over the next 12 months if we are successful in closing an acquisition.

We expect our other administrative expenses to increase in the next year as our legal fees may increase as we further our strategic goals and additional advice and/or opinions may be required.

Due to the foregoing factors, our operating results are difficult to forecast.  You should evaluate our prospects in light of the risk, expenses and difficulties commonly encountered by companies in rapidly evolving markets.  We cannot assure you that we will successfully address such risks and challenges.  In addition, even though we have an operational business with revenues, we cannot assure you that our revenues will increase or that we will become profitable in the future.

Overview –October 1, 2006 to September 30,  2007
Trucking service revenues were $416,723 for the year ended September 30, 2007 compared to $257,008 in revenues for the year ended September 30, 2006.  This increase is largely the result of leasing and operating a third truck.

Gross profit, defined as sales less cost of sales, was $7,197 for the year ended September 30, 2007, compared to $(631) gross loss for the year ended September 30, 2006. During the prior year the Company began to sell sand and gravel at a mark up averaging 10%.

Our operating expenses were $399,031 for the year ended September 30, 2007 compared to operating expenses of $250,923 for the year ended September 30, 2006.   Operating expense increased primarily as a result of an increase in general and administrative, fuel, professional fees and wages for the year ended September 30, 2007 compared to the prior year period. The increases in expenses are primarily the result of the increase in the number of trucks in operation from two to three, and increased truck rental business as compared to the year ended September 30, 2006.

We achieved a net income of $24,808 for the year ended September 30, 2007 compared to a net income of $5,479 for the year ended September 30, 2006.

Liquidity and Capital Resources
For the year ended September 30, 2007, cash provided by operating activities was $91,388. Cash provided by operating activities for the year ended September 30, 2006 was $2,171.

Cash used by investing activities during the year ended September 30, 2007 was $Nil. Cash used by investing activities for the year ended September 30, 2006 was $42,215. The change in cash used in investing activities is due to the $42,215 cash used to purchase property and equipment during the year ended September 30, 2006.

Net cash used by financing activities for the year ended September 30, 2007 was $118,198. Cash provided by financing activities for the year ended September 30, 2006 was $67,017.

At September 30, 2007 we had $6,640 in cash, compared to $34,758 as at September 30, 2006.

Plan of Operations
The Company's primary objective for fiscal year ending September 30, 2008 is to successfully close and acquisition in a high growth business area and dispose of its trucking subsidiary.  However, there can be no assurance that this will occur.  If we are successful in closing an acquisition, our business will change significantly in ways we find it impossible to currently predict.  If we are not successful in closing an acquisition, we will then instead increase our existing business while controlling costs. The following information regarding our business assumes that we will be unsuccessful in closing an acquisition and instead focus our marketing efforts on positioning our trucking business based on quality services and products while maintaining affordable pricing for its customers. In this case, we intend to build on our customer base and hire additional drivers to extend our hours of operation. All of the remainder of this section assumes that we will be unsuccessful in closing our acquisition and instead continue our existing trucking business.  It is possible that we will close an acquisition, in which case we would pursue a different strategy related to the business we acquire.

Competitive Strategy

There are three major ways in which we will create an advantage over our competitors over the next twelve months;
  Name identity, quality service, and value pricing
  Quality experienced drivers
  Innovative and aggressive promotion/marketing.

Our ongoing objective is to increase sales through increased services and effective marketing of Jake’s Trucking  competitive attributes of quality services and value pricing.

The Company has plans to fully develop the Lower Mainland market area in terms of seeking additional business from the increasing number of construction site locations. Management estimates that the Vancouver and surrounding cities will support additional trucks and services in the construction industry while focusing on brand name recognition of Jake’s Trucking for quality service and value pricing.  All of our growth for fiscal 2008 and 2009 will be focused in the Vancouver and the Lower Mainland. These development plans are highly dependent on the availability of potential construction sites, financing availability and cost, and availability and quality of drivers and personnel.

The Company's primary objective for fiscal year ending September 30, 2008 is to increase its existing sales while controlling costs. We will focus our marketing efforts on positioning our trucking business based on quality professional drivers/services while maintaining affordable pricing for our customers. We intend to grow our business in light of the active construction industry in British Columbia by leasing additional trucks and hiring more drivers.

The Company's other objectives for fiscal 2007 are as follows:
  Improve customer value by offering a wider range of services beyond gravel at a variety of prices,
  Develop a larger customer base on excellent customer service and prices
  Analyze our core market and to assess its viability for market growth for additional trucks

Our ongoing objective is to increase sales through increased services and effective marketing of Jake’s Trucking competitive attributes of quality services and value pricing.

We have plans to fully develop the Lower Mainland market area in terms of additional trucks and drivers that will carry the same name. Management estimates that the Vancouver and surrounding cities (Lower Mainland) will support expansion of our business while focusing on brand name recognition of Jake’s Trucking for high quality service and value pricing.  Media advertising is important to effectively build brand awareness and enhance the positioning of the Jake’s Trucking in a very competitive Lower Mainland market. All of our growth for fiscal 2008 and 2009 will be focused in the suburbs outside of Greater Vancouver. These development plans are highly dependent on increased sales, lease terms, financing availability and cost, and availability and quality of management and drivers.

GROWTH STRATEGY

We are incorporating the following strategy to our future objectives:

  Expand our trucking operations through:
  the addition of more trucks with dump boxes - we estimate that we will add two trucks in 2008 for a total of five trucks;
  the possible extension of hours during spring and summer months - this would allow us to hire additional drivers to extend our hours of operation and improve our profitability;
  Focus on improving efficiency and utilizing creative and aggressive marketing initiatives

  Reduce our long-term debt.

Seasonality
Generally our trucking business is affected by season.  The winters months November to February inclusive tend to be very slow due to rain and snow conditions.

Customers
We do not have a significant concentration of sales with any individual customer and, therefore, the loss of any one customer would not have a material impact on our business.

Working Capital
We had negative working capital of $(281,584) at September 30, 2007, compared to negative working capital of $(182,080) at September 30, 2006.

We fund the growth of our business through a combination of available cash and cash equivalents, short-term investments and cash flows generated from operations.

Additional information regarding our "Liquidity and Capital Resources" is included in Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

As at September 30, 2007 and September 30, 2006, we had cash and cash equivalents of $6,640 and $34,758 respectively. Although we believe we are adequately capitalized, based on the risk factors for a company at our stage of development, we acknowledge we may need to raise additional capital within the next twelve months.

If cash generated from operations are insufficient to meet our long-term liquidity needs, we may need to raise additional funds or seek other financing arrangements.  Additionally funding may not be available on favorable terms or at all.

PLAN OF OPERATIONS

Competitive Strategy
There are three major ways in which we will create an advantage over our competitors over the next twelve months;
  Name identity, quality service, and value pricing
  Quality experienced drivers
  Innovative and aggressive promotion/marketing.
Operations
Jake's International Trucking, Inc. commenced daily business operations in August 2005 with the operation of our first leased truck. We leased a second truck in September 2005, and lease a third truck in August 2006. In preparation for the opening of our business, we leased our trucks and hired two drivers.  We contacted construction sites and dispatchers to make known we are open for business.

Promotion
We do not expect to significantly increase our planned expenditures for marketing and promotion over the next twelve month period. Until we lease additional trucks, expand our hours and hire additional drivers we cannot take on additional business as we are operating at capacity. Once we expand our operations we will increase our marketing as this is essential to increase awareness of our services.  There are several district newspapers where we will place advertisements as well as distribute flyers to area construction sites.  We expect that promotion expenses will be less than $5,000 over the next twenty four-month period ending September 30, 2009.  The expenses will be for printing and advertisement placement in local area newspapers.

Personnel
As of September 1, 2005, our management and personnel includes our president, Michael W. Quesnel and two drivers.  The drivers are full time permanent employees.   Mr. Quesnel devotes four hours per day to Jake's Trucking to look after the day-to-day operations of the business including the preparation of invoices, banking and organizing the accounting items for the accountant.  Mr. Quesnel handles the responsibilities in the areas of corporate administration, business development and research. In addition, our president also provides us with capital raising services. In the twelve months ending September 30, 2008, we plan to raise our total number of permanent employees to approximately 5: we will add two more drivers when we lease an additional trucks. If we expand our hours of operation we will consider hiring 2 to 3 part-time drivers.

We also incurred expenses unrelated to the business operations including auditing and legal expenses relating to the preparation of this registration statement. We expect to incur a total of $8,000 in legal expenses related to the preparation and filing of this registration statement. After the effectiveness of this registration statement, we expect our ongoing legal expenses to be significantly reduced, averaging less than $1,000 per month.

Future Operations
Due to our lack of business operations and resulting operating deficit, in their report on our audited consolidated financial statements for the period ended September 30, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. “The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to financial statements is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  This factor, along with other matters as set forth in Note 2, raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

Our audited financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. However, we may still incur losses as we will be expending funds for expenses unrelated to the operation of the trucking business such as auditing and legal expenses necessary to file this registration statement and to raise capital in the future as needed.

As detailed elsewhere in this prospectus, we effected an equity private placement that closed January 15, 2006, resulting in gross proceeds of $26,400.  Additionally Mr. Quesnel was allotted 5,000,000 shares on May 28, 2005 resulting in $50,000 gross proceeds, and Mr. Quesnel has loaned funds to the Company. As at September 30, 2007 the amount due to Mr. Quesnel was $184,780. The balance is due on demand, has no specific terms of repayment, is non-interest bearing and is unsecured. These funds will enable us to address our expenses initially incurred in filing this registration statement. We anticipate that these funds will be sufficient to satisfy our cash requirements for the year ended September 30, 2008. If we require any additional monies during fiscal 2008, we plan to raise any such additional capital primarily through the private placement of our securities.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations and expansion plans. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may not be able to execute our acquisition and expansion plans as detailed.

Certain Relationships and Related Transactions
We intend that any transactions between us and our officers, directors, principal stockholders, affiliates or advisors will be on terms no less favorable to us than those reasonably obtainable from third parties.  To date, several related party transactions have taken place.

The amount of $184,780 due to shareholder consists of funds owed to the Company President and sole shareholder net of $50,000* for the issuance of 5,000,000 shares of the Company. Mr. Quesnel, President is the beneficial owner of these 5,000,000 common shares. The balance due is on demand, has no specific terms of repayment, is non-interest bearing and is unsecured, accordingly fair value can not be reliably determined. During the period, the Company has not paid any director or officer or management fees.

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

  During the period ended September 30, 2007, the Company provided Truck Rental services to another Company, 653720 BC Ltd., owned by a Director of the Company. Included in Truck Rental revenue is $2,667 in revenue that was charged to the related Company. The services were provided at normal market rates.

* “net of $50,000” means $50,000 has been subtracted from the amount of $234,780 loaned to the Company by the President. The $50,000 was owed by the President for Shares he purchased in the Company. The balance owed to the President at September 30, 2007 was $184,780.

In October, 2007, our president, Michael Quesnel, voluntarily rescinded 1,600,000 shares of common stock and caused these shares to be cancelled.

ITEM 7. FINANCIAL STATEMENTS

JAKE’S TRUCKING INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

INDEX
Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets	F-2
Consolidated Statements of Stockholders' Equity	F-3
Consolidated Statements of Operations and Other Comprehensive Income	F-4
Consolidated Statements of Cash Flows	F-5
Notes to the Consolidated Financial Statements	F-6 to F-14

CHARTERED ACCOUNTANTS MacKay LLP	1100 – 1177 West Hastings Street Vancouver, BC V6E 4T5 Tel: 604-687-4511 Fax: 604-687-5805 Toll Free: 1-800-351-0426 www.MacKayLLP.ca

Report of Independent Registered Public Accounting Firm

To the Shareholders of
Jake’s Trucking International, Inc.

We have audited the consolidated balance sheets of Jake’s Trucking International, Inc. as at September 30, 2007 and 2006 and the consolidated statements of operations and deficit, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatements.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at September 30, 2007 and 2006 and the results of its consolidated operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to financial statements, the Company is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  These factors, along with other matters as set forth in Note 2, raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada                                                                                                   “MacKay LLP”
December 7, 2007                                                                                        Chartered Accountants

JAKE’S TRUCKING INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS      Statement 1
Expressed in US dollars

ASSETS	September 30, 2007	September 30, 2006

Current
Cash	$6,640	$34,758
Accounts receivable, net	102,866	93,463
Income taxes receivable	1,265
Prepaid expenses	-	282

	110,771	128,503
Capital assets, net of amortization (Note 6)	28,220	35,883
Trucks under capital lease, net of amortization (Note 6)	478,931	436,709

	$617,922	$601,095

LIABILITIES

Current
Accounts payable and accrued liabilities	$25,227	$31,875
Obligation under capital lease (Note 7)	182,348	59,402
Due to shareholder (Note 5)	184,780	219,306

	392,355	310,583
Obligation under capital lease (Note 7)	114,854	215,187

	507,209	525,770

Going Concern (Note 2)

STOCKHOLDERS’ EQUITY
Capital Stock (Note 4)
Authorized: 750,000,000 common shares at $0.0001 par value
Issued, allotted and outstanding: 76,400,000 common shares – Statement 2	7,640	7,640
Additional paid-in capital – Statement 2	68,760	68,760
Accumulated comprehensive income – Statement 2	12,432	1,852
Retained earnings (Deficit) – Accumulated	21,881	(2,927)

	110,713	75,325

	$617,922	$601,095

See notes to the consolidated financial statements

JAKE’S TRUCKING INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY (DEFICIENCY)        Statement 2

Expressed in US dollars

	Common Stock		Additional Paid-in	Accumulated Earnings	Accumulated Comprehensive Income	Total Stockholders'
	Shares	Amount	Capital	(Deficit)	(Loss)	Equity

Balance – September 30, 2005 - Allotted	50,000,000	$5,000	$45,000	$(8,406)	$(1,647)	$39,947
Shares issued for cash – January 17, 2006	26,400,000	2,640	23,760	-	-	26,400
Income for the year	-	-	-	5,479	3,499	8,978

Balance – September 30, 2006 – Issued and outstanding	76,400,000	7,640	68,760	(2,927)	1,852	75,325

Income for the year	-	-	-	24,808	10,580	35,388

Balance – September 30, 2007 – Issued and outstanding	76,400,000	$7,640	$68,760	$21,881	$12,432	$110,713

All share amounts have been restated to reflect the 10:1 forward split on September 28, 2007.

See notes to the consolidated financial statements

JAKE’S TRUCKING INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME      Statement 3

Expressed in US dollars

	Year Ended September 30, 2007	Year Ended September 30, 2006

REVENUE
Truck Rental	$416,723	$257,008

Material sales	34,196	10,405
Cost of goods sold	(26,999)	(11,036)

Net income (loss) from sales	7,197	(631)
Interest and other income	19	25

Net revenue	423,939	256,402

EXPENSES
Advertising and promotion	1,307	304
Bad debts	684	-
Depreciation	76,685	45,732
Dispatch	3,144	-
Interest and bank charges	2,202	732
Professional fees	28,795	26,361
Publishing and shareholder services	3,211	3,761
Insurance	23,148	12,990
Supplies	3,844	2,112
Fuel	66,483	43,430
Wages	144,540	94,996
Telephone	8,242	3,134
Interest on truck lease	14,720	9,659
Parking	186	118
Repairs and maintenance	21,940	7,594

	399,131	250,923

NET INCOME FOR THE YEAR	$24,808	$5,479

Weighted average shares outstanding	76,400,000	68,588,490

Basic and diluted earnings (loss) per share (less than $0.01 per share)	$0.01	$0.01

Other Comprehensive Income:
Net income	$24,808	$5,479
Foreign currency translation adjustment, net of zero tax effect	10,580	3,499

NET COMPREHENSIVE INCOME FOR THE PERIOD	$35,388	$8,978

See Notes to the consolidated financial statements

JAKE’S TRUCKING INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS       Statement 4

Expressed in US dollars

Cash Flows from (Used By):	Year Ended September 30, 2007	Year Ended September 30, 2006

OPERATING ACTIVITIES
Net income	$24,808	$5,479
Item not involving cash:
Depreciation	76,685	45,732
Changes in non-cash working capital: Prepaid expenses	282	(282)
Accounts receivable	1,112	(73,135)
Accounts payable and accrued liabilities	(11,499)	24,377

	91,388	2,171

INVESTING ACTIVITY
Purchase of capital assets	-	(42,215)

	-	(42,215)

FINANCING ACTIVITIES
Shares issued	-	26,400
Capital lease obligation	(59,000)	(98,888)
Due to shareholder	(59,198)	139,505

	(118,198)	67,017

Foreign Currency Adjustment	(1,308)	2,390

Increase (Decrease) in Cash	(28,118)	29,363

Cash – Beginning of year	34,758	5,395

CASH – END OF YEAR	$6,640	$34,758

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$14,720	$9,659
Income taxes paid	$-	$-

See notes to the consolidated financial statements

JAKE’S TRUCKING INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
EXPRESSED IN US DOLLARS

YEAR ENDED SEPTEMBER 30, 2007

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

Accounts receivable
The Company’s trade receivables consist of customer obligations for the provision of contract dump truck services.  The Company extends credit based on management’s assessment of the customer’s financial condition, receivable aging, customer disputes and general business and economic conditions.  Management believes that no allowance for doubtful accounts is necessary at September 30, 2007, and 2006.

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

JAKE’S TRUCKING INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
EXPRESSED IN US DOLLARS

YEAR ENDED SEPTEMBER 30, 2007

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

Estimated Fair Value of Financial Instruments
The carrying value of financial instruments reflected in the financial statements approximates fair value due to the short-term maturity of the instruments.

Comprehensive Income
The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”. SFAS 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. The Company currently has income resulting from foreign currency translation adjustments and net income.

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

JAKE’S TRUCKING INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
EXPRESSED IN US DOLLARS

YEAR ENDED SEPTEMBER 30, 2007

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

2.       Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at September 30, 2007, the Company has income from operations of $24,808 and retained earnings of $21,881. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2008.

JAKE’S TRUCKING INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
EXPRESSED IN US DOLLARS

YEAR ENDED SEPTEMBER 30, 2007

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

  JAKE’S TRUCKING INTERNATIONAL, INC.
  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
  EXPRESSED IN US DOLLARS

  YEAR ENDED SEPTEMBER 30, 2007

  4.       Equity

  On September 28, 2007, the Company split its common shares on a 10 for 1 basis, all share amounts have been restated to reflect the forward split.

  The Company has authority to issue up to 750,000,000 common shares with a par value of $0.0001 per share. On May 28, 2005, the Company issued 50,000,000 common shares for $50,000, to the Company President.

  On January 17, 2006, the Company issued 26,400,000 Units for $26,400. Each unit consisted of one common share and one share purchase warrant. Each warrant was exercisable at a price of $0.05 per share and expired August 31, 2007.

  5.       Related Party Transactions

  The amount due to shareholder consists of funds owed to the Company President and Director net of $50,000 for the issuance of 5,000,000 shares of the Company. The balance due is on demand, has no specific terms of repayment, is non-interest bearing and is unsecured, accordingly fair value can not be reliably determined.

  During the year ended September 30, 2007, the Company provided Truck Rental services to another Company, 653720 BC Ltd., owned by a Director of the Company. Included in Truck Rental revenue is $2,667 (2006 - $21,727) in revenue that was charged to the related Company. The services were provided at normal market rates.

  6.       Trucks under capital lease

  Through the subsidiary Jake’s Trucking International B.C. Inc., the Company entered into lease agreements for four trucks.

  The first lease (Truck #1) commenced August 23, 2005. The term of the lease is 36 months. The lease security deposit was US$60,312 (CDN$60,000). The monthly lease payment is US$2,313 (CDN$2,301). At the end of the term of the lease the Company has the option to purchase the Truck for US$65,740 (CDN$65,400) including all applicable taxes, but not inclusive of administration transfer fees.

  The second lease (Truck #2) commenced September 1, 2005. The term of the lease is 36 months. The lease security deposit was US$60,312 (CDN$60,000). The monthly lease payment is US$2,273 (CDN$2,261). At the end of the term of the lease the Company has the option to purchase the Truck for US$65,740 (CDN$65,400) including all applicable taxes, but not inclusive of administration transfer fees.

  JAKE’S TRUCKING INTERNATIONAL, INC.
  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
  EXPRESSED IN US DOLLARS

  YEAR ENDED SEPTEMBER 30, 2007

  6.       Trucks under capital lease (continued)

  The third lease (Truck #3) commenced August 1, 2006. The term of the lease is 36 months. The lease security deposit was US$60,312 (CDN$60,000). The monthly lease payment is US$2,113 (CDN$2,102). At the end of the term of the lease the Company has the option to purchase the Truck for US$65,740 (CDN$65,400) including all applicable taxes, but not inclusive of administration transfer fees.

  The fourth lease (Truck #4) commenced May 17, 2007. The term of the lease is 36 months. The lease security deposit was US$10,052 (CDN$10,000). The monthly lease payment is US$1,047 (CDN$1,042). At the end of the term of the lease the Company has the option to purchase the Truck for US$24,929 (CDN$24,800) including all applicable taxes, but not inclusive of administration transfer fees.

  The Company applies the following amortization policy:

  Trucks under capital lease    Straight line 1/36 of cost less estimated salvage value per month
  Truck purchased                 30% Declining balance
  Trailer purchased                30% Declining balance

		September 30,	2007
	Cost	Accumulated Amortization	Net Book Value

Trucks under capital lease	$601,622	$122,691	$478,931
Truck	5,026	2,036	2,990
Trailer	42,403	17,173	25,230

	$606,051	$141,900	$507,151

		September 30,	2006
	Cost	Accumulated Amortization	Net Book Value

Trucks under capital lease	$480,291	$43,582	$436,709
Truck	4,473	671	3,802
Trailer	37,742	5,661	32,081

	$522,506	$49,914	$472,592

  JAKE’S TRUCKING INTERNATIONAL, INC.
  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
  EXPRESSED IN US DOLLARS

  YEAR ENDED SEPTEMBER 30, 2007

  7.       Obligation under capital leases

  The future minimum lease payments on the capital leases expiring in 2010 are as follows:

       2008                                                       $197,164
       2009                                                           89,951
       2010                                                           32,056
                                                                        319,171
  Amount representing interest                           (21,969)
                                                                        297,202
  Less current                                                  (182,348)
                                                                      $114,834
                                                                      =======

  8.       Financial Instruments

  Currency risk

  Currency risk is the risk to the Company’s earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its foreign currency risk.

  At September 30, 2007 the Company had the following financial assets and liabilities:

                                                          CDN dollars         US dollars equivalent
  Cash                                                    $ 5,989                      $ 6,020
  Accounts receivable                          $102,334                   $102,866
  Accounts payable                                $24,188                    $24,314
  Lease obligations                               $295,665                  $297,202

  At September 30, 2007 Canadian dollar amounts were converted at a rate of $0.9948 Canadian dollars to $1.00 US dollar.

  9.       Non-Cash Transactions

  The following non-cash transactions were recorded during the year:

  Investing activity
                       Acquisition of truck        $49,423
  Financing activity
                       Capital lease obligation   $49,423

  JAKE’S TRUCKING INTERNATIONAL, INC.
  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
  EXPRESSED IN US DOLLARS

  YEAR ENDED SEPTEMBER 30, 2007

  10.     Subsequent Events

  On September 1, 2007, Jake’s Trucking International, Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Jake’s Acquisition Corp., a to-be-formed wholly-owned subsidiary of the Company (“Merger Sub”), and Indie MV Media, Inc. (“Indie”). Pursuant to the terms of the Merger Agreement, upon satisfaction or waiver of the  conditions  contained  therein,  Indie will be merged with and into Merger Sub (the  "Merger").  In addition, Company CEO Michael W. Quesnel must return his 50,000,000 common shares of the Company to the Company in exchange for 100% of the issued and outstanding shares of the Company’s wholly-owned British Columbia subsidiary Jake’s Trucking International, Inc., a BC corporation.   As a result, the Company will acquire  100% of the issued and  outstanding  common  stock of Indie,  and the holders  of Indie  common  stock will  receive  shares of common  stock of the Company which, upon their issuance,  would be equal to 40.00% of the issued and outstanding  shares of common stock of the Company.

  Immediately  following  the Merger,  the Company expects  to  have  approximately   44,000,000  shares   outstanding,   of  which approximately 26,400,000 shares will be held by the Company's current shareholders and  approximately  17,600,000  shares will be held by Indie’s shareholders.

  In addition, the Company has agreed to issue a share bonus (the “Share Bonus”) to the stockholders of Indie existing immediately prior to the Merger, with the Share Bonus being triggered when the Company achieves a milestone of 250,000 unique users and the Share Bonus shall be equal to that number of shares which will increase the shareholdings of the stockholders of Indie existing immediately prior to the Merger to 60% of the Company’s outstanding common stock as at the date the 250,000 unique user milestone is achieved.

  In addition,  under the agreements,  the parties have made customary  covenants, including  among  others,  not to  solicit,  initiate,  knowingly  encourage  or facilitate proposals relating to alternative  acquisition  proposals.

  The  foregoing  description  of the  Merger  Agreement  and the  Stock  Purchase Agreement  does not purport to be complete  and is  qualified in its entirety by reference to the Merger  Agreement. The Merger Agreement has been previously filed to provide investors and security holders with information regarding its terms.  It is not intended to provide any other factual information about the Company or Indie. The agreements contain representations and warranties that the parties to the agreement made to and solely for the benefit of each other.  Accordingly, investors and security holders should not rely on such representations and warranties as characterizations of the actual state of facts or circumstances, since they were only made as of the date of the agreements.   Moreover,  information  concerning  the  subject  matter  of  such representations  and  warranties  may change  after the date of the  agreements, which subsequent  information may or may not be fully reflected in the Company's public disclosures.

  JAKE’S TRUCKING INTERNATIONAL, INC.
  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
  EXPRESSED IN US DOLLARS

  YEAR ENDED SEPTEMBER 30, 2007

  10.     Subsequent Events (continued)

  If the merger transaction is closed, President and Director Michael Quesnel will resign and the directors and officers of Indie will become the directors and management of the Company. In addition, the Company intends to change its   name to Indie MV Media, Inc. following the consummation of the transactions described herein.There can be no assurance that this transaction will close and if it does close, it’s final terms and conditions may differ materially with those described above.

  In October, 2007, President and Director Michael Quesnel, voluntarily rescinded 1,600,000 shares of common stock and caused these shares to be cancelled.

  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There have been no disagreements on accounting and financial disclosures from the inception of the Company through to the date of this Report.

  ITEM 8A. CONTROLS AND PROCEDURES

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

  As of the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

  There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

  Recent Accounting Pronouncements
  The following is disclosure regarding recent accounting pronouncements and their effect or potential effect on the Company’s financial statements.

  The Company adopted Statement of Position No. 98-5 (“SOP 98-5”), “Reporting the Costs of Start-Up Activities.” SOP 98-5 requires that all non-governmental entities expense the cost of start-up activities, including organizational costs as those costs are incurred.

  The Company adopted Statement of Financial Accounting Standards (“FAS”) No. 130, “Reporting Comprehensive Income”. FAS No.130 requires that the components and total amounts of comprehensive income be displayed in the financial statements. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. The Company’s components of comprehensive income (loss) consist of a net loss.

  In December 1999, The United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements."  SAB 101 summarized certain of the SEC's views regarding the application of generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC amended SAB 101 to require companies with fiscal years beginning after December 15, 1999 to implement the provisions of SAB 101 no later than the fourth fiscal quarter. The Company adopted the provisions of SAB 101 at its inception. The Company does not believe that the adoption has any material effect on its financial statements.

  ITEM 8B. OTHER INFORMATION

  On September 1, 2007, Jake’s Trucking International, Inc. (the "Company") entered into an Agreement and Plan of Merger (the "Merger  Agreement") with Jake’s Acquisition Corp., a wholly- owned  subsidiary  of the Company  ("Merger  Sub"),  and IndieMV Media Group, Inc.  ("Indie"), which was included as Exhibit 2.1 to the Report on Form 8-K filed on September 10, 2007 and incorporated herein by reference.  At the closing of the Merger Agreement, the Company will acquire  100% of the issued and  outstanding  common  stock of Indie,  and the holders  of Indie  common  stock will  receive  shares of common  stock of the Company which, upon their issuance,  would be equal to 40.00% of the issued and outstanding  shares of common stock of the Company. In addition, the Company has agreed to issue a share bonus (the “Share Bonus”) to the stockholders of Indie existing immediately prior to the Merger, with the Share Bonus being triggered when the Company achieves a milestone of 250,000 unique users and the Share Bonus shall be equal to that number of shares which will increase the shareholdings of the stockholders of Indie existing immediately prior to the Merger to 60% of the Company’s outstanding common stock as at the date the 250,000 unique user milestone is achieved.

  In connection with the Merger, the Company has already effected, a 10-for-1 forward stock split of the Company's common stock (the "Forward Stock  Split").  Immediately following the Merger, the Company expects  to  have  approximately 44,000,000 shares outstanding, of which approximately 26,400,000 shares will be held by the Company's current shareholders and  approximately 17,600,000  shares will be held by Indie’s shareholders.

  The foregoing description of the  Merger Agreement  and the  Stock  Purchase Agreement  does not purport to be complete  and is  qualified in its entirety by reference to the Merger  Agreement.  The Merger Agreement has been previously filed to provide investors and  security  holders  with  information regarding  its terms.  It is not intended to provide any other factual information about the Company or Indie. The agreements contain representations and warranties that the parties to the agreement made to and solely for the benefit of each other.  Accordingly, investors and security holders should not rely on such representations and warranties as characterizations of the actual state of facts or circumstances, since they were only made as of the date of the agreements.   Moreover,  information  concerning  the  subject  matter  of  such representations  and  warranties  may change  after the date of the  agreements, which subsequent  information may or may not be fully reflected in the Company's public disclosures.

  If the merger transaction is closed, President Michael Quesnel is to rescind and return to treasury his remaining shares in the Company.  In addition, Mr. Quesnel will acquire the Company’s British Columbia trucking subsidiary.  There can be no assurance that this transaction will close and if it does close, it’s final terms and conditions may differ materially with those described above.

  Part III

  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  The following table sets forth certain information as of November 30, 2007.

Name	Age	Title/Position	Salary	Director’s Fees	Term of Service
Michael W. Quesnel Vancouver, BC	40	President, Chief Executive Officer and Director	$0.00	$0.00	Indefinite

  Mr. Michael Quesnel is the sole director and officer of Jake’s.  He holds that office indefinitely until he either resigns, or is replaced by the shareholders, or is removed by law.  Mr. Michael Quesnel is the majority shareholder of the Company.

  We do not have an audit committee, nor do we have a compensation committee. We anticipate forming these committees at a future Board of Directors’ meeting.

  Chairman, Chief Executive Officer, President, Chief Financial Officer and Chief Accounting Officer
  Michael W. Quesnel in addition to his obligations with Jake's is self-employed. He purchases commercial and residential real estate for the purpose of development and rental revenue in the Lower Mainland of British Columbia.  Previously, Mr. Quesnel established and was owner operator of West Side Hogs and Rods Ltd. for ten years (1995-2005).   West Side Hogs and Rods, a motorcycle sales and repair shop, is still in operation however, Mr. Quesnel does not own or work with the company.  Mr. Quesnel leases the property to the new owners.  Previously Mr. Quesnel was employed with Crown Paper as Sales Representative from 1992 until 1995. Mr. Quesnel was born in Neepawa Manitoba on Feb. 25, 1967. He graduated from Red River Community College in Winnipeg, Manitoba with Commerce and Industrial Sales and Diploma Degree in 1989. Mr. Quesnel currently resides in Vancouver, BC.

  Mr. Quesnel has not been a director in any public company prior to Jake's Trucking International Inc.

  Compliance with Section 16(a) of Securities Exchange Act of 1934

  During the fiscal year ended September 30 2007, our Directors and Officers complied with all applicable Section 16(a) filing requirements. This statement is based solely on a review of the copies of such reports that reflect all reportable transactions furnished to us by our Directors and Officers and their written representations that such reports accurately reflect all reportable transactions.

  ITEM 10. EXECUTIVE COMPENSATION

  The following table sets forth the salaries and directors’ fees paid to our executives on an annual basis.

  Executive Compensation

  The following table sets forth the salaries and directors’ fees we expect to pay to our executives on an annual basis.

Person	Director’s Position	Stock Based Salary		Fees		Compensation		Total
		2006	2007	2006	2007	2006	2007	2006	2007
Michael W. Quesnel	Chair, CEO, CFO, CAO	0	0	0	$0	$0	$0	$0	$0

  We currently have one director.

  As of September 30, 2007, there are no other arrangements, standard or otherwise, with any director or officer wherein the director or officer is compensated other than as stated above.

  We intend to do one or a combination of the following to compensate our employees, officers and directors so that they are retained and so that we can attract qualified personnel as we deem appropriate.

  Develop a stock option plan and have our employees, officers and directors opt in to the plan at their choosing; and/or issue shares to our employees, officers and directors.

  We do not have an audit committee, nor do we have a compensation committee.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  The following table sets forth, as of  November 30, 2007, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

                                                  AMOUNT AND NATURE      PERCENT OF
                                                  OF BENEFICIAL SHARES     OUTSTANDING
              NAME                        OWNED                                   OWNERSHIP

  Michael W. Quesnel                 48,400,000 common shares            64.53%

  Mr. Quesnel’s shares are not registered.

  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  We intend that any transactions between us and our officers, directors, principal stockholders, affiliates or advisors will be on terms no less favorable to us than those reasonably obtainable from third parties.  To date, several related party transactions have taken place.

  The amount of $184,780 due to shareholder consists of funds owed to the Company President and sole shareholder net of $50,000* for the issuance of 5,000,000 shares of the Company. Mr. Quesnel, President is the beneficial owner of these 5,000,000 common shares. The balance due is on demand, has no specific terms of repayment, is non-interest bearing and is unsecured, accordingly fair value can not be reliably determined. During the period, the Company has not paid any director or officer or management fees.

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

    During the period ended September 30, 2007, the Company provided Truck Rental services to another Company, 653720 BC Ltd., owned by a Director of the Company. Included in Truck Rental revenue is $2,667 in revenue that was charged to the related Company. The services were provided at normal market rates.

  * “net of $50,000” means $50,000 has been subtracted from the amount of $234,780 loaned to the Company by the President. The $50,000 was owed by the President for Shares he purchased in the Company. The balance owed to the President at September 30, 2007 was $184,780.

  In October, 2007, our president, Michael Quesnel, voluntarily rescinded 1,600,000 shares of common stock and caused these shares to be cancelled.

  ITEM 13. EXHIBITS

  EXHIBITS

  (a)      Audited Consolidated Financial Statements (included in Part 11 of this Report):

  Auditor’s Report
  Consolidated Balance Sheet – September 30, 2007
  Consolidated Statements of Operations and Deficit – September 30, 2007
  Consolidated Statements of Cash Flows – September 30, 2007
  Consolidated Statement of Stockholders’ Equity – September 30, 2007
  Notes to Consolidated Financial Statements – September 30, 2007

  (b)     None.

  (c)     Exhibit

  14.1 Code of Ethics
  31.1 Certification of Chief Executive Officer and Chief Financial Officer and Chief Accounting Officer
  32.1 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

  Our audit fees have remained consistent the last two years. However, we are aware that audit fees have generally increased as a function of the increased reporting requirements mandated by the enacted Sarbanes-Oxley Act.  We are also optimistic that our business activities will increase, which will require auditing procedures over a greater transaction base.

  AUDIT FEES.   The aggregate fees billed by our auditors for professional services rendered for the audits of our annual financial statements for the fiscal years ended September 30 2007 and 2006 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during the fiscal year ended September 30, 2007 and 2006 were $8,500  and $8,500 respectively.

  AUDIT RELATED FEES.  We did not incur any fees to auditors for audit related fees during the fiscal years ended September 30, 2007 and 2006.

  TAX FEES.  We did not incur any fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal years ended September 30, 2007and 2006.

  ALL OTHER FEES.  We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in “Audit Fees” for the fiscal years ended September 30, 2007 and 2006.

  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                          JAKE’S TRUCKING INTERNATIONAL, INC.
                                                                                      (Registrant)

                                                              By        /s/ Michael W. Quesnel
                                                                          Michael W. Quesnel, Chief Executive Officer,
                                                                          Chief Financial Officer Chief Accounting Officer

                                                              Date     December 20, 2007