Form 10QSB
period 2007-12-31
IndieMV Media Group, Inc.
filed 2008-02-19
CIK 1364623

____________________________________________________________________________
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number:  000-52492

INDIEMV MEDIA GROUP, INC.

(formerly Jake’s Trucking International, Inc.)
(Exact name of Small Business Issuer as Specified in its Charter)

  Nevada                                                                                                            98-0461476
(State or Other Jurisdiction                                                                                   (I.R.S. Employer
of Incorporation or                                                                                                    Identification
Organization)                                                                                                              Number)

220-425 Carrall Street, Vancouver, British Columbia, Canada V6B 6E3
(Address of registrant's principal executive offices)

505-8840-210th Street Suite# 317 Langley, BC. V1M 2Y2, Canada
(Former address if changed since last report)

Tel: 778-737-8228
(Issuer’s Telephone Number, Including Area Code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   220-425 CARRALL STREET

Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  [  ]       No  [X]

State the number of shares outstanding of each of the Issuers classes of common equity, as of the latest practicable date:

Common, $.001 par value per share: 50,005,654 as of January 31, 2008.
____________________________________________________________________________

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

INDIEMV MEDIA GROUP, INC.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(Unaudited)

(Stated in US Dollars)

INDIEMV MEDIA GROUP, INC.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

December 31, 2007 and June 30, 2007

(Unaudited)

(Stated in US Dollars)

	December 31,	June 30,
ASSETS	2007	2007

Current
Cash	$ 20,211	$ 4,881
GST receivable	16,916	9,871
Deposits and prepaid expenses	3,953	1,464
Assets held for sale – Note 4	610,715	-

	651,795	16,216
Web-site development	376,230	119,535
Equipment	12,989	2,233

	$ 1,041,014	$ 137,984

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 6	$ 146,689	$ 73,768
Loans payable – Note 5	1,062,036	99,953
Liabilities held for sale – Note 4	459,175	-

	1,667,900	173,721

STOCKHOLDERS’ DEFICIENCY

Common stock - Note 4
Authorized:
75,000,000 common shares at $0.001 par value (June 30, 2007 – Unlimited with no par value)
Issued and outstanding:
92,600,000 common shares (June 30, 2007 – 25,220,000)	92,600	336,643
Additional paid-in capital	395,583	-
Deficit accumulated during the development stage	(1,078,904)	(348,390)
Accumulated other comprehensive loss	(36,165)	(23,990)

	(626,886)	(35,737)

	$ 1,041,014	$ 137,984

Nature of Operations and Ability to Continue as a Going Concern – Note 2

Commitments – Note 8

Subsequent Events – Notes 4 and 5

SEE ACCOMPANYING NOTES

INDIEMV MEDIA GROUP, INC.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six months ended December 31, 2007 and 2006 and for the period August 2, 2006 (Date of Inception of the Development Stage)

to December 31, 2007

(Unaudited)

(Stated in US Dollars)

				August 2, 2006	August 2, 2006
				(Date of	(Date of
				Inception of the	Inception of the
			Six months	Development	Development
	Three months ended		ended	Stage) to	Stage) to
	December 31,		December 31,	December 31,	December 31,
	2007	2006	2007	2006	2007

Operating expenses
Accounting and audit fees	$ 30,555	$ -	$ 41,879	$ -	$ 45,466
Bank charges and interest	467	100	1,194	101	2,186
Consulting fees	10,095	4,098	23,297	4,130	137,170
Depreciation	1,099		2,175	-	2,569
Insurance	259	-	1,926	-	2,376
Interest on loans payable	23,690	-	30,826	-	31,939
Legal fees	21,538	1,756	26,939	1,770	36,134
Management fees – Notes 6 and 8	76,144	17,116	163,695	17,253	230,928
Marketing fees - Notes 6 and 8	138,060	2,685	192,058	2,706	225,570
Office and administration	17,045	516	15,861	520	18,148
Rent	8,343	-	12,444	-	14,678
Salaries and wages	113,837	-	153,908	-	153,908
Telephone	909	494	964	499	7,593
Travel and entertainment	37,908	3,867	62,821	3,898	103,647
Web-site costs	544	5,583	527	5,627	66,592

Net loss for the period	(480,493)	(36,215)	(730,514)	(36,504)	(1,078,904)

Other comprehensive income (loss)
Foreign currency translation adjustment	(1,359)	1,077	(12,175)	1,099	(36,165)

Comprehensive loss for the period	$ (481,852)	$ (35,138)	$ (742,689)	$ (35,405)	$ (1,115,069)

Basic and diluted loss per share	$ (0.02)	$ 0.00	$ (0.04)	$ 0.00

Weighted average number of shares outstanding	23,850,000	17,600,000	20,725,000	17,600,000

SEE ACCOMPANYING NOTES

INDIEMV MEDIA GROUP, INC.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended December 31, 2007 and 2006 and

for the period August 2, 2006 (Date of Inception of the Development Stage)

to December 31, 2007

(Unaudited)

(Stated in US Dollars)

		August 2, 2006	August 2, 2006
		(Date of	(Date of
		Inception of the	Inception of the
	Six months	Development	Development
	ended	Stage) to	Stage) to
	December 31,	December 31,	December 31,
	2007	2006	2007
Operating Activities
Net loss for the period	$ (730,514)	$ (36,504)	$ (1,078,904)
Add items not involving cash:
Depreciation	2,175	-	2,569
Issuance of common shares for services	-	-	104,817
Interest expense	30,826	-	31,939
Changes in non-cash working capital balances related to operations
GST receivable	(7,045)	(1,812)	(16,916)
Deposits and prepaid expenses	(2,490)	-	(3,953)
Accounts payable and accrued liabilities	40,982	71,587	114,750

Cash provided by (used in) operating activities	(666,066)	33,271	(845,698)

Investing activities
Cash acquired on acquisition of Jake’s – Note 4	38,911	-	38,911
Purchase of equipment	(12,931)	-	(15,557)
Web-site development costs	(256,695)	(91,259)	(376,230)

Cash used in investing activities	(230,715)	(91,259)	(352,876)

Financing activities
Common stock issued for cash	-	66,074	231,826
Loans payable	963,197	8,581	1,062,036

Cash provided by financing activities	963,197	74,655	1,293,862

Effect of foreign currency translation on cash	(12,175)	1,099	(36,166)

Increase in cash during the period	54,241	17,766	` 59,122

Cash at the beginning of the period	4,881	-	-

Cash at the end of the period	59,122	17,766	59,122

Less: cash, discontinued operations – Note 4	(38,911)	-	(38,911)
Cash at the end of the period	$ 20,211	$ 17,766	$ 20,211

Non-cash Transactions – Note 7

SEE ACCOMPANYING NOTES

INDIEMV MEDIA GROUP, INC.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

for the period August 2, 2006 (Date of Inception) to December 31, 2007

(Unaudited)

(Stated in US Dollars)

				Deficit
				Accumulated	Accumulated
	Common Stock		Additional	During the	Other
	Issued		Paid-in	Development	Comprehensive
	Shares	Amount	Capital	Stage	Loss	Total

Common stock issued for cash
- Pursuant to subscription agreements - at $0.0001	20,000,000	$ 2,000	$ -	$ -	$ -	$ 2,000
- at $0.0944	2,060,000	194,526	-	-	-	194,526
- at $0.1412	250,000	35,300	-	-	-	35,300
Common stock issued for services
- Pursuant to subscription agreements - at $0.0944	910,000	85,931	-	-	-	85,931
- at $0.0094	2,000,000	18,886	-	-	-	18,886
Net loss for the period	-	-	-	(348,390)	-	(348,390)
Foreign currency translation adjustment	-	-	-	-	(23,990)	(23,990)

Balance, June 30, 2007	25,220,000	336,643	-	(348,390)	(23,990)	(35,737)
Adjustment to the number of shres outstanding as a result of the acquisition of IndieMV Media Group, Inc.
IndieMVMedia Group, Inc.	(25,220,000)	(336,643)	-	-	-	-
Jake’s Trucking International, Inc.	75,000,000	75,000	261,643	-	-	-
Shares issued in connection with the acquisition of IndieMVMedia Group, Inc.	17,600,000	17,600	133,940	-	-	151,540
Net loss for the period	-	-	-	(730,514)	-	(730,514)
Foreign currency translation adjustment	-	-	-	-	(12,175)	(12,175)

Balance, December 31, 2007	92,600,000	$ 92,600	$ 395,583	$ (1,078,904)	$ (36,165)	$ (626,886)

SEE ACCOMPANYING NOTES

INDIEMV MEDIA GROUP, INC.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(Unaudited)

(Stated in US Dollars)

Note 1

Interim Consolidated Financial Statement

While the information presented in the accompanying December 31, 2007 interim consolidated financial staements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of oeprations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the six months ended December 31, 2007 are not necssarily indicative of the results that can be expected for the year ending June 30, 2008.

On September 1, 2007, the Company (IndieMV Media Group, Inc. (“IndieMV”), formerly Jake’s Trucking International, Inc.) entered into an Agreement and Plan of Merger (the “Merger Agreement”) IndieMV. Upon closing of the transaction, on December 24, 2007, the former shareholders of IndieMV held approximately 40% of the issued and outstanding common shares of the Company and in accordance with SFAS No. 141 the acquiring entity has been indentified as IndieMV.  As such, the acquisition of IndieMV was recorded as a reverse acquisition for accounting purposes.  IndieMV, the acquired entity, is regarded as the predecessor entity as of December 24, 2007 and the Company adopted the year end of IndieMV, being June 30. In accordance with the provisions governing the accounting for reverse acquisitions (Note 4), the figures presented as at June 30, 2007 are those of IndieMV.  These consolidated financial staements should be read in conjunction with the audited financial statements of IndieMV which were included in the Form 8K filed with the Securities and Exchange Commission (“SEC”) on January 2, 2008.

Note 2

Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the State of Nevada on May 27, 2005.  The Company changed its name from Jake’s Trucking International, Inc. to IndieMV Media Group, Inc. effective February 8, 2008.

The Company’s principal business is the preparation of a web site and music download service for independent and small record label artists that are not serviced by the major download sites.  The Company also owns 100% of the common shares of Jake’s Trucking International B.C. Ltd. (“Jake’s”), a British Columbia, Canada  company, whose primary business is the rental of dump trucks.  At December 31, 2007 Jake’s is held for disposal (Note 4).

IndieMVMedia Group, Inc.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

December 31, 2007

(Unaudited)

(Stated in US Dollars) – Page 2

Note 2

Nature of Operations and Ability to Continue as a Going Concern – (cont’d)

On December 24, 2007, the Company acquired 100% of the common shares of IndieMV.  IndieMV’s business has become the Company’s principle business, as noted above.  This transaction is deemed to be a reverse acquisition of IndieMV and these consolidated statements are a continuation of the operations of IndieMV (Note 4).  The Company is a development stage company.

IndieMV was incorporated on August 2, 2006 under the laws of British Columbia, Canada.  At December 31, 2007, substantially all of the Company’s assets and operations are located in Canada.

As a consequence of the acquisition, the Company’s principal business is the preparation of a web site and music download service for independent and small record label artists that are not serviced by the major download sites.  The Company also owns 100% of the common shares of Jake’s Trucking International B.C. Ltd. (“Jake’s Trucking”), a British Columbia, Canada company, whose primary business is the rental of dump trucks.  At December 31, 2007, Jake’s Trucking is held for disposal (Note 4).

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $1,078,904 since its inception, has a working capital deficiency of $1,016,105 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

IndieMVMedia Group, Inc.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

December 31, 2007

(Unaudited)

(Stated in US Dollars) – Page 3

Note 3

Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necesssarily involves the use of estimates, which have been made using careful judgment.  Actual results may vary from these estimates.

The following significant accounting policies, for the purposes of these interim financial statements, are those policies of IndieMV, which were included in the annual June 30, 2007 financial statements included in the Form 8K filed with the SEC on January 2, 2008.

a)

Principles of Consolidation

The consolidated financials statements include the accounts of the Company and its wholly owned subsidiaries, IndieMV and Jake’s.  The consolidation of IndieMV has been recorded on a reverse acquisition basis (Note 4).  All intercompany transactions have been eliminated.

b)

Development Stage

The Company is a development stage company as defined in the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7 as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

c)

Foreign Currency Translation

The Company’s functional currency is in Canadian dollars as substantially all of the Company’s operations are in Canada.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with the SFAS No. 52, “Foreign Currency Translation” statement.

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the period-end and capital accounts are translated at historical rates.  The statement of operations accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income account in Stockholder’s Equity, if applicable.

IndieMVMedia Group, Inc.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

December 31, 2007

(Unaudited)

(Stated in US Dollars) – Page 4

Note 3

Summary of Significant Accounting Policies – (cont’d)

c)

Foreign Currency Translation – (cont’d)

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses are included in operating expenses on the Statement of Operations.

d)

Web Site Costs

The Company accounts for web site costs maintenance with Statement of Position (“SOP”) No. 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use”, SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” and EITF 00-2, “Accounting for Web Site Development Costs”.  Accordingly web site development costs that are incurred during the application and web site infrastructure stage and the graphic and content development stages are capitalized.

The Company’s management has also determined that it is probable the project will be completed and the software will be used as intended.  The capitalized costs of web site development will be amortized over three years on a straight-line basis upon completion of its development and commencement of its use.

Web site costs incurred during the planning stage and pre-operating stage are expensed as incurred.

e)

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts payable and accrued liabilities and loans payable approximate their fair value due to the short maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The Company is subject to foreign exchange price risk as it has certain financial instruments which are denominated in foreign currencies.  Included in cash is funds denominated in US dollars totalling US$16,658.  Included in loans payable are loans repayable in US dollars totalling US$541,491. The Company does not use derivative instruments to reduce its exposure to fluctuations in exchange rates.

IndieMVMedia Group, Inc.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

December 31, 2007

(Unaudited)

(Stated in US Dollars) – Page 5

Note 4

Acquisition

On September 1, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IndieMV.  On December 24, 2007, the closing date, and the deemed date of the acquisition of IndieMV, the Company acquired 100% of the issued and outstanding stock of IndieMV in consideration for the issuance of 17,600,000 common shares of the Company.  The acquisition was closed pursuant to the Merger Agreement, as changed and amended by the Closing Certificate (which included the elimination of the use or need for Merger Sub), also dated December 24, 2007.

In addition, the Company agreed to issue a share bonus (the “Share Bonus”) to the stockholders of IndieMV existing immediately prior to the Merger, with the Share Bonus being triggered when the Company achieves a milestone of 250,000 unique users. The Share Bonus shall be equal to that number of shares which will increase the shareholdings of the stockholders of IndieMV existing immediately prior to the Merger to 60% of the Company’s outstanding common stock as at the date the 250,000 unique user milestone is achieved.  This is considered contingent consideration and no value has been recorded for this portion of the acquisition.

This transaction has been accounted for using the purchase method of accounting, as a reverse acquisition as the former stockholders of IndieMV controlled 40% of the issued and outstanding shares of the company.  In accordance with SFAS No. 141, the acquiring entity has been identified as IndieMV.  The Company is the legal parent and is deemed to be a continuation of the business of the legal subsidiary, IndieMV.  The post-acquisition entity is accounted for as a recapitalization of IndieMV.  The value assigned to the common shares was based on the fair value of the net assets of Jake’s at the recapitalization date which approximated the carrying value of $151,540.  The operations of the Company are not included in the consolidated statement of operations from the effective date of the acquisition, December 24, 2007, as there were no operations undertaken by the Company after that date to December 31, 2007.

Under reverse acquisition accounting, the comparative figures are those of IndieMV.  The consolidated statement of operations figures are presented for the three and six months ended December 31, 2007 and 2006, as the Company changed its year end from September 30 to June 30, the year end of IndieMV.

IndieMVMedia Group, Inc.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

December 31, 2007

(Unaudited)

(Stated in US Dollars) – Page 6

Note 4

Acquisition – (cont’d)

On January 14, 2008, the former president of the Company sold 48,600,000 of the Company's shares owned by him to a designee of the Company in exchange for a $60,000 promissory note.  Also on January 14, 2008 the Company disposed of 100% of the issued and outstanding shares of Jake’s to the former president of the Company by means of the assignment of this $60,000 promissory note to the Company.  Finally, the promissory note was paid by the return to the Company of the 48,600,000 common shares, which were then rescinded and cancelled by the Company.  Consequently, Jake’s has been presented in the consolidated financial statements at December 31, 2007 as assets and liabilities held for disposal.   The issued shares (92,600,000) are shown in excess of the authorized common stock (75,000,000) in order to present the substance of the transactions.  The dates of the physical issuance of the common shares were such that the issued shares never exceeded 75,000,000 common shares.

The Merger Agreement also provided for the Company to have a 10 for 1 forward split in its shares, which was effective on September 28, 2007.  Consequently, the number of common shares presented throughout these consolidated financial statements has been retroactively restated to reflect this forward split.

The fair value of the net assets acquired of the Company at December 24, 2007 are as follows:

Total assets	$ 610,715
Total liabilities assumed	(459,175)

Net assets acquired	$ 151,540

For the purposes of this acquisition, the fair value of the net assets of the Company are ascribed to the value of the shares issued to acquire IndieMV.  The net assets ascribed are also the net assets held for disposal.

The consolidated statements of operations and cash flows for the period ended December 31, 2007 do not include the results of operation or cash flows of the legal parent, the Company, for the period from October 1, 2007 to December 24, 2007, the date of the reverse acquisition. Operations and cash flows of the Company for October 1, 2007 to December 24, 2007 are as follows:

IndieMVMedia Group, Inc.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

December 31, 2007

(Unaudited)

(Stated in US Dollars) – Page 7

Note 4

Acquisition – (cont’d)

Statement of operations:

Net revenue	$ 160,587
Expenses	(119,760)

Net income	$ 40,827

Statement of cash flows:

Operating activities	$ 83,813
Financing activities	(46,337)
Foreign currency adjustment	(5,205)

Increase in cash during the period	32,271
Cash, October 1, 2007	6,640

Cash, at December 24, 2007	$ 38,911

The statement of operations and cash flows above also represent the operations and cash flows of the assets held for sale.

IndieMVMedia Group, Inc.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

December 31, 2007

(Unaudited)

(Stated in US Dollars) – Page 8

Note 5

Loans Payable

	December 31, 2007	June 30, 2007
Promissory note repayable in Canadian dollars (CDN$50,000), unsecured, bears no specific terms of interest or repayment, due to a company controlled by a significant shareholder of the Company. This loan was paid during the period ending December 31, 2007.	$ -	$ 47,215

Promissory note repayable in Canadian dollars (CDN$20,000), unsecured, bears interest at 1% per month or part thereof and is due June 30, 2008. The lender has the option for the principal and/or interest to be paid in cash or common shares of the Company at $0.10 per share.	19,826	18,886

Promissory note repayable in Canadian dollars (CDN$25,000), unsecured, bears interest at 1% per month or part thereof and is due June 30, 2008.	24,783	23,607

Promissory note repayable in Canadian dollars (CDN$10,000), unsecured, bears interest at 10% per annum and is due June 30, 2008.	9,913	9,443

Advances from a significant shareholder, unsecured and bears no specific terms of interest or repayment.	-	802

The Company entered in to an agreement whereby it would periodically receive cash advances, to be repaid in Canadian dollars (at December 31, 2007: CDN$1,016,212) within 12 months of such an advance at 10% interest, unsecured. Subsequent to December 31, 2007, these advances, along with additional advances, including interest, totaling $313,730 were paid by the issuance of 6,005,654 common shares of the Compay at $0.22 per share.	1,007,514	-

Total loans payable	$ 1,062,036	$ 99,953

IndieMVMedia Group, Inc.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

December 31, 2007

(Unaudited)

(Stated in US Dollars) – Page 9

Note 6

Related Party Transactions – Notes 4 and 8

The Company incurred the following charges with directors and significant shareholders of the Company and companies with common directors and shareholders during the six months ended December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006

Management fees	$ 163,695	$ 17,226
Marketing fees	75,691	8,834

	$ 239,386	$ 26,060

As at December 31, 2007, included in accounts payable is $22,778 (June 30, 2007: $21,309) owing to a director and officers of the Company with respect to unpaid expenses.

Note 7

Non-Cash Transactions

Investing and financing activities that do not have a direct impact on the current cash flow are excluded from the statement of cash flows.  During the period from August 2, 2007 (Date of Inception of the Development Stage) to June 30, 2007, the Company issued 2,910,000 common shares for a total of $104,817 in exchange for management and marketing fees.  These shares and related fees were valued based on the fair value of the shares at the time of issuance.  During the six-month period ended December 31, 2007, the Company completed the acquisition of IndieMV and issued 17,600,000 common shares recorded as the fair value of the assets of the Company at the recapitalizaton date which approximated the carrying value of $151,540.

These transactions are excluded from the statements of cash flows.

Note 8

Commitments – Note 4 and 5

The Company is committed to monthly payments of approximately $1,235 under an operating lease of office premises expiring September 15, 2008.

By two employment agreements with officers of the Company and a consultant agreement with a significant shareholder of the Company, all dated December 24, 2007, the Company agreed to pay each person CDN$16,000 (US$15,861) per month for management services and consulting services, respectively, until terminated by the Company or the other parties.  If one of the employees and the consultant are terminated by the Company without cause, they are each entitled to twelve months of fees.

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

Overview

IndieMV Media Group, Inc. , a Nevada corporation formerly known as Jake’s Trucking International, Inc. (referred to herein as the “Company”, “Jake’s”, “we”, “us” and “our”) is primarily engaged in the business of developing its on-line social networking community centered around independent music.   Our online offering provides a community for anyone interested in independent music, from artists and fans to independent producers, to connect, collaborate and consume.  Our offering combines the community and self-propagating growth engine of social networking with the viral marketing potential and explosive demand for on-line streaming video content. Commerce in this environment takes place at the exact moment when users are ready, allowing them to seamlessly make purchases of downloadable video and music content.  Our growing relationships with digital content providers, independent artists, telecommunications companies and others allows us to maximize choices available to consumers and to provide a wide range of viewing, content, download and purchase options.   We intend to derive revenue through multiple sources that include advertising driven by our social networking services, fees for direct downloads of featured music videos through our online store, and our anticipated mobile phone partners that will be distributing our content to their established userbase.

We currently have eight employees.  We consider our employee relations to be good and to date we have experienced no work stoppages, strikes, or labor disputes.  None of the company’s employees are covered by a collective bargaining agreement. There are no employee agreements directly with the Company, although Ricardo Khayatte, Jr., Ricardo Khayatte, Sr. and Tim Flanagan all have employment contracts with our wholly owned subsidiary, IndieMV Media Group, Inc, a British Columbia corporation (“Indie BC”).

We are in the process of currently developing our on-line social networking offering.

We were established and incorporated on May 27, 2005 in the state of Nevada.  Our operating subsidiary, IndieMV Media Group, Inc., a British Columbia corporation was incorporated on August 2, 2006, in the Province of British Columbia Canada.  There are no bankruptcy, or receivership, or similar proceedings against the parent or operating subsidiary.

We were initially incorporated as Jake’s Trucking International, Inc. and were engaged in the business of truck rental and gravel hauling in British Columbia.  In September, 2007, we contracted with Indie BC to acquire 100% of their company in exchange for 17,600,000 of our common shares.  We effected a 10 for 1 forward split in our stock and closed the acquisition of Indie BC on December 24, 2007.   Pursuant to the terms of this transaction, we were contractually bound to sell our BC Trucking Subsidiary, Jake’s Trucking International, Inc., a British Columbia corporation to former CEO Michael Quesnel in consideration for the rescission of his 48,600,000 common shares in the Company.  We sold Mr. Quesnel our trucking subsidiary on January 14, 2008 and the rescission of Mr. Quesnel’s shares was completed at that time.

Our social networking community related to independent music is now the sole business of the Company.

Our deficit during the development stage from inception of Indie BC through our period ended on December 31, 2007 was $1,078,904.    The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.  Our performance and the description is based solely on the performance of IndieBC, as we have discontinued our trucking operations and IndieBC has been deemed the acquirer for purposes of presenting our historical financial performance.  See “Operations Outlook” below.

Results of Operations
Three months ended December 31, 2007

We have never had any revenues since inception.

We lost $480,493 for the three month period ending December 31, 2007 from operations. We lost $36,215 for the comparable period ending December 31, 2006.  This increased loss is primarily due to the significant increase in the development of our business with regard to the carrying out of our business plan and the related administration costs.

Six Months Ended December 31, 2007

We lost $730,514 for the six month period ending December 31, 2007 from operations excluding any foreign currency gains. We lost $36,504 for the comparable period ending December 31, 2006.  This increased loss is primarily due to our development costs in preparing our website for launch.

Operations Outlook

We are anticipating the launch of our full social networking community and commerce/content delivery engine by June 2008.  We intend to reach a milestone of 250,000 unique users by September 2008.   A unique user is each individual that accesses our web site.  We anticipate our first revenues from music purchases on our website and from advertising by September 2008, though such revenues will likely be minimal.   We anticipate having these operations more developed and having substantially more revenues by the end of our fiscal year ending June 30, 2009. We also intend to

•

Expand our web operations by:

o

Signing additional artists and music labels to be added to the IndieMV on-line catalog

o

Developing our mobile offering, including concluding agreements with wireless carriers and/or mobile partners

o

Acquiring complimentary websites which can substantially grow the IndieMV community in viewership and revenue

•

Focus on improving efficiency and utilizing creative and aggressive marketing initiatives. We will continue our marketing activities through such innovative partnerships as the one with UNICEF and the Unite Against AIDS concert that we conducted during the last quarter.

During the next twelve months, we intend to continue to make efforts to increase our unique users to more than 1,000,000.

Over the next twelve months we expect that our number of employees will increase.  We will especially require employees in the areas of technology and web development, marketing and business development.

Although we do anticipate receiving revenues in the near future, we cannot predict with certainty the amount of revenues we can expect during the next twelve months.  We believe that the revenues we do receive, if any, will definitely not be sufficient to support our operating and development expenses for the next twelve months and thus we will need to raise additional funds through equity financing and loans to the Company.   We expect that we will need 2 to 3 million dollars for the next 12 months, depending on our corporate strategy, whether it be acquisition driven or marketing driven.  We cannot guarantee that we will be able to raise that capital, in which event, our operations may be required to be curtailed.

Liquidity and Capital Resources

Overview – Quarter- ended Decembe31, 2007

For the six months ended December 31, 2007, cash used in operating activities was $(666,066). Cash provided by operating activities for the period ending December 31, 2006 was $33,271.

Cash used by investing activities during the six months ended December 31, 2007 was $(230,715). Cash used by investing activities for the same period last year was $(91,259).

Net cash provided by financing activities for the six months ended December 31, 2007 was $963,197.  Cash provided by financing activities for the period ending December 31, 2006 was $74,655. The change in cash provided by financing activities is due to the loan proceeds we received in the six months ended December 31, 2007.  In 2008, the issuer expects to raise additional funds through the sale of its common stock.

At December 31, 2007 we had $20,211 in cash, compared to $4,881 as at June 30, 2007.

We expect our salary expenses to increase significantly in the next quarter, probably exceed by 100%, so that our monthly expenditures for salaries will be between $100,000 and $200,000.

We will continue to have professional fees and those fees may increase because of our reporting status and the required filings for requisite quarterly and annual reports with the Securities and Exchange Commission. We expect that we will have additional filings whereby our auditors may be required to prepare further financial reports.  We are aware that audit fees have generally increased as a function of the increased reporting requirements mandated by the Sarbanes-Oxley Act. We are optimistic that our business activities will increase, which will require auditing procedures over a greater transaction base.

We expect our other administrative expenses to increase in the next quarter as our legal fees may increase as we further our strategic goals and additional advice and/or opinions may be required.

Due to the foregoing factors, our operating results are difficult to forecast.  You should evaluate our prospects in light of the risk, expenses and difficulties commonly encountered by comparable development-stage companies in rapidly evolving markets.  We cannot assure you that we will successfully address such risks and challenges.  In addition, we cannot assure you that we will have revenues or that we will be profitable in the future.

Other Information - Certain Relationships and Related Transactions

We intend that any transactions between us and our officers, directors, principal stockholders, affiliates or advisors will be on terms no less favorable to us than those reasonably obtainable from third parties.  There can be no assurance that this is true.  To date, several related party transactions have taken place.

We sold our British Columbia trucking subsidiary to former CEO Michael Quesnel in exchange for the rescission of 50,000,000 common shares of our stock held by him.  There can be no assurance this transaction was fair to us.

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

            None.

Item 3.       Defaults Upon Senior Securities.

            None.

Item 4.       Submission of Matters to a Vote of Security-Holders.

On November 8, 2007, the shareholders of the Company voted to change the Company’s name to IndieMV Media Group, Inc.  The Company has received the approval of the board of directors to change the year end from September 30, to June 30.  This approval will become effective upon circulation of proper notice to the registrant’s shareholders, which is a formality.

Item 5.       Other Information.

On December 24, 2007, IndieMV Media Group Inc., a British Columbia corporation (“Indie”), became a wholly owned subsidiary of the registrant.  Prior to that time, on May 31, 2007, Indie had entered into a promissory note with Asia International Capital Management, Inc., a British Columbia Corporation (“Asia”), whereby Asia would periodically advance cash to Indie which would be repaid within 12 months of such an advance at 10% interest.  As of January 25, 2008, a total of $1,321,244 in principal and interest were due on the note.  On January 29, 2008, Jake’s Trucking International, Inc. (“Jake’s) agreed to assume the note and to make the note convertible on demand of the holder or its assignees into common shares of Jake’s at a price of $0.22 per share, in the form of a Promissory Note Amendment attached hereto as an exhibit.    On January 29, 2008, Asia elected to convert the entire principal and interest balance due under the note into common shares to it and its assignees, totaling 6,005,654 shares of common stock which were issued to Asia and its assignees on January 31, 2008.

On January 14, 2008, the registrant sold its wholly owned BC Subsidiary, Jake’s Trucking International, Inc., a British Columbia corporation to former CEO Michael Quesnel in a non-arms length transaction.  The consideration received by the registrant for this sale was in fact the rescission of Mr. Quesnel’s 50,000,000 common shares in the registrant, 1,400,000 of which were rescinded on November 14, 2007 and 48,600,000 of which were rescinded on January 31, 2008.  The structure of this transaction, however, was that Mr. Quesnel sold the 48,600,000 shares to a designee of IndieMV Media Group, Inc., a British Columbia corporation and wholly owned subsidiary of the registrant for a promissory note for $60,000.  Mr. Quesnel then assigned that promissory note to the registrant as consideration for the sale of the subsidiary.  Director Andrew Hamilton, the Indie’s designee and purchaser of the 48,600,000 shares agreed to have those shares rescinded in consideration for the cancellation of the $60,000 promissory note held by the registrant.

On February 13, 2008, based upon the recommendation of and approval of the board of directors, the registrant dismissed MacKay LLP, Chartered Accountants ("MacKay") as its independent auditor and engaged BDO Dunwoody LLP to serve as its independent auditor for the fiscal year ending June 30, 2008.

On February 15, 2008, the board of directors of the registrant voted to change its fiscal year end from September 30 to June 30.  This change will be effective upon circulation of proper notice to the registrant’s shareholders.

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

                                                                         INDIEMV MEDIA GROUP, INC.
                                                                         (Registrant)

Dated:  February 19, 2007                                      By:     /s/ Ricardo Khaytte, Jr.
                                                                                   Ricardo Khayatte, Jr. Chief Executive Officer
                                                                                   (Principal Executive Officer) Chief Financial
                                                                                   Officer, Chief Accounting Officer (Principal
                                                                                    Financial Officer)