Form 10QSB
period 2008-03-31
IndieMV Media Group, Inc.
filed 2008-05-19
CIK 1364623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number  000-52492

INDIEMV MEDIA GROUP, INC.
(Name of small business issuer in its charter)

Nevada	98-0461476
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220-425 Carrall Street, Vancouver, BC	V6B 6E3
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  (778) 737-8228

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]     No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes [   ]     No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 50,005,654 outstanding common shares issued and outstanding as at May 14, 2008.

Transitional Small Business Disclosure Format (Check one):      Yes [  ]     No [X]

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the nine month period ended March 31, 2008 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

INDIEMV MEDIA GROUP, INC.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

(Stated in US Dollars)

INDIEMV MEDIA GROUP, INC.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

March 31, 2008 and June 30, 2007

(Unaudited)

(Stated in US Dollars)

		March 31,	June 30,
ASSETS		2008	2007

Current
Cash		$ 13,583	$ 4,881
GST receivable		27,967	9,871
Deposits and prepaid expenses		3,885	1,464

		45,435	16,216
Web-site development		460,957	119,535
Equipment		11,489	2,233

		$ 517,881	$ 137,984

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 6		$ 173,849	$ 73,768
Loans payables – Notes 5 and 8		248,591	99,953

		422,440	173,721

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common stock
Authorized:
75,000,000	common shares at $0.001 par value (June 30, 2007 – unlimited with no par value)
Issued and outstanding:
50,005,654	common shares (June 30, 2007 – 25,220,000)	50,006	336,643
Additional paid-in capital		6,402,366	-
Deficit accumulated during the development stage		(6,334,549)	(348,390)
Accumulated other comprehensive income (loss)		(22,382)	(23,990)

		95,441	(35,737)

		$ 517,881	$ 137,984

SEE ACCOMPANYING NOTES

INDIEMV MEDIA GROUP, INC.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine months ended March 31, 2008 and 2007 and for the period August 2, 2006 (Date of Inception of the Development Stage)

to March 31, 2008

(Unaudited)

(Stated in US Dollars)

				August 2, 2006
			Nine months	(Date of Inception of the
	Three months ended		Ended	Development Stage) to
	March 31,		March 31,	March 31,
	2008	2007	2008	2007	2008
Operating expenses
Accounting and audit fees	$ 23,853	$ 649	$ 65,732	$ 649	$ 69,319
Bank charges and interest	707	585	1,901	686	2,893
Consulting fees	-	7,956	23,297	12,086	137,170
Depreciation	1,305	-	3,480	-	3,874
Insurance	-	-	1,926	-	2,376
Interest on loans payable	6,895	-	37,721	-	38,834
Legal fees	3,526	4,991	30,465	6,761	39,660
Management fees – Note 6	99,461	16,149	263,156	33,402	330,389
Marketing fees - Note 6	19,025	4,170	211,083	6,876	244,595
Office and administration	18,744	259	34,605	779	36,892
Rent	8,135	-	20,579	-	22,813
Salaries and wages – Note 6	142,298	-	296,206	-	296,206
Telephone	860	1,088	1,824	1,587	8,453
Travel and entertainment	40,077	14,661	102,898	18,559	143,724
Web-site costs	27,250	11,032	27,777	16,659	93,842

Net loss before other items	(392,136)	(61,540)	(1,122,650)	(98,044)	(1,471,040)

Other items:
Loss on debt settlement – Note 5	(4,863,509)	-	(4,863,509)	-	(4,863,509)

Net loss for the period	(5,255,645)	(61,540)	(5,986,159)	(98,044)	(6,334,549)

Other comprehensive income (loss)
Foreign currency translation adjustment	13,783	(1,963)	1,608	(864)	(22,382)

Comprehensive loss for the period	$ (5,241,862)	$ (63,503)	$ (5,984,551)	$ (98,908)	$ (6,356,931)

Basic and diluted loss per share	$ (0.09)	$ 0.00	$ (0.16)	$ 0.00

Weighted average number of shares outstanding	56,360,642	20,851,272	37,036,212	20,229,703

SEE ACCOMPANYING NOTES

INDIEMV MEDIA GROUP, INC.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended March 31, 2008 and 2007 and

for the period August 2, 2006 (Date of Inception of the Development Stage)

to March 31, 2008

(Unaudited)

(Stated in US Dollars)

		August 2, 2006
	Nine months	(Date of Inception of the
	Ended	Development Stage) to
	March 31,	March 31,
	2008	2007	2008
Operating Activities
Net loss for the period	$ (5,986,159)	$ (98,044)	$ (6,334,549)
Add items not involving cash:
Depreciation	3,480	-	3,874
Issuance of common shares for services	-	-	104,817
Interest expense	37,721	-	37,721
Loss on settlement of debt	4,863,509	-	4,863,509
Changes in non-cash working capital balances related to operations
GST receivable	(18,096)	(2,647)	(27,331)
Deposits and prepaid expenses	(2,421)	-	(3,790)
Accounts payable and accrued liabilities	100,081	60,037	169,091

Cash used in operating activities	(1,001,885)	(40,654)	(1,186,658)

Investing Activities
Cash acquired on acquisition of Jake’s – Note 4	38,911	-	38,911
Purchase of equipment	(12,736)	(2,413)	(15,363)
Web-site development costs	(341,422)	(100,814)	(460,957)

Cash used in investing activities	(315,247)	(103,227)	(437,409)

Financing Activities
Common stock issued for cash	-	146,307	231,826
Loans payable	1,363,137	8,674	1,463,090

Cash provided by financing activities	1,363,137	154,981	1,694,916

Effect of foreign currency translation on cash	1,608	(864)	(18,355)

Increase in cash during the period	47,613	10,236	52,494

Cash at the beginning of the period	4,881	-	-

Less: cash, discontinued operations – Note 4	(38,911)	-	(38,911)

Cash at the end of the period	$ 13,583	$ 10,236	$ 13,583

Non-cash Transactions – Note 7

SEE ACCOMPANYING NOTES

INDIEMV MEDIA GROUP, INC.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period August 2, 2006 (Date of Inception) to March 31, 2008

(Unaudited)

(Stated in US Dollars)

				Deficit
				Accumulated	Accumulated
	Common Stock		Additional	During the	Other
	Issued		Paid-in	Development	Comprehensive
	Shares	Amount	Capital	Stage	Loss	Total
Common stock issued for cash
- Pursuant to subscription agreements - at $0.0001	20,000,000	$ 2,000	$ -	$ -	$ -	$ 2,000
- at $0.0944	2,060,000	194,526	-	-	-	194,526
- at $0.1412	250,000	35,300	-	-	-	35,300
Common stock issued for services
- Pursuant to subscription agreements - at $0.0944	910,000	85,931	-	-	-	85,931
- at $0.0094	2,000,000	18,886	-	-	-	18,886
Net loss for the period	-	-	-	(348,390)	-	(348,390)
Foreign currency translation adjustment	-	-	-	-	(23,990)	(23,990)

Balance, June 30, 2007	25,220,000	336,643	-	(348,390)	(23,990)	(35,737)
Adjustment to the number of shres outstanding as a result of the acquisition of IndieMV Media Group, Inc.
IndieMVMedia Group, Inc.	(25,220,000)	(336,643)	-	348,390	23,990	35,737
Jake’s Trucking International, Inc.	75,000,000	75,000	261,643	(348,390)	(23,990)	(35,737)
Jake’s Trucking International, Inc. common shares rescinded and cancelled	(48,600,000)	(48,600)	(102,940)	-	-	(151,540)
Common shares issued in connection with the acquisition of IndieMVMedia Group, Inc. – Note 4	17,600,000	17,600	133,940	-	-	151,540
Common share issued to extinguish debt - at $1.01	6,005,654	6,006	6,059,705	-	-	6,065,711
Shareholder contributions – Note 5	-	-	50,018	-	-	50,018
Net loss for the period	-	-	-	(5,986,159)	-	(5,986,159)
Foreign currency translation adjustment	-	-	-	-	1,608	1,608

Balance, March 31, 2008	50,005,654	$ 50,006	$ 6,402,366	$ (6,334,549)	$ (22,382)	$ 95,441

SEE ACCOMPANYING NOTES

INDIEMV MEDIA GROUP, INC.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

(Stated in US Dollars)

Note 1

Interim Consolidated Financial Statement

While the information presented in the accompanying March 31, 2008 interim consolidated financial staements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine  months ended March 31, 2008 are not necssarily indicative of the results that can be expected for the year ending June 30, 2008.

On September 1, 2007, the Company (IndieMV Media Group, Inc., formerly Jake’s Trucking International, Inc.) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IndieMV Media Group, Inc. (“IndieMV”).  Upon closing of the transaction, on December 24, 2007, the former shareholders of IndieMV held approximately 40% of the issued and outstanding common shares of the Company and in accordance with SFAS No. 141 the acquiring entity has been identified as IndieMV.  As such, the acquisition of IndieMV was recorded as a reverse acquisition for accounting purposes.  IndieMV, the acquired entity, is regarded as the predecessor entity as of December 24, 2007 and the Company adopted the year end of IndieMV, being June 30. In accordance with the provisions governing the accounting for reverse acquisitions (Note 4), the figures presented as at June 30, 2007 are those of IndieMV.  These consolidated financial statements should be read in conjunction with the audited financial statements of IndieMV which were included in the Form 8K filed with the Securities and Exchange Commission (“SEC”) on January 2, 2008.

Note 2

Nature of Operations and Ability to Continue as a Going Concern

The Company (“IndieMV Media Group, Inc.”, formerly Jake’s Trucking International, Inc.) was incorporated in the State of Nevada on May 27, 2005.  The Company changed its name from Jake’s Trucking International, Inc. to IndieMV Media Group, Inc. effective February 19, 2008.

The Company’s principal business is the preparation of a web site and music download service for independent and small record label artists that are not serviced by the major download sites.  The Company owned 100% of the common shares of Jake’s Trucking International B.C. Ltd. (“Jake’s”), a British Columbia, Canada  company, whose primary business is the rental of dump trucks.  During the nine months ended March 31, 2008,  Jake’s was disposed of for a net loss of $151,540 (Note 4).

IndieMV Media Group, Inc.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2008

(Unaudited)

(Stated in US Dollars) – Page 2

Note 2

Nature of Operations and Ability to Continue as a Going Concern – (cont’d)

On December 24, 2007, the Company acquired 100% of the common shares of IndieMV Media Group, Inc. (“IndieMV”).  IndieMV’s business has become the Company’s principle business, as noted above.  This transaction is deemed to be a reverse acquisition of IndieMV and these consolidated statements are a continuation of the operations of IndieMV (Note 4).  The Company is a development stage company.

IndieMV was incorporated on August 2, 2006 under the laws of British Columbia, Canada.  At March 31, 2008, substantially all of the Company’s assets and operations are located in Canada.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31,  2008, the Company had not yet achieved profitable operations, has accumulated losses of $6,334,549 since its inception, has a working capital deficiency of $377,005 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

The following significant accounting policies, for the purposes of these interim financial statements, are only those policies that do not duplicate the disclosures contained in the Company’s annual June 30, 2007 financial statements included in the Form 8K filed with the SEC on January 2, 2008.

IndieMV Media Group, Inc.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2008

(Unaudited)

(Stated in US Dollars) – Page 3

Note 3

Summary of Significant Accounting Policies – (cont’d)

a)

Principles of Consolidation

The consolidated financials statements include the accounts of the Company and its wholly owned subsidiary, IndieMV.  The consolidation of IndieMV has been recorded on a reverse acquisition basis (Note 4).  All intercompany transactions have been eliminated.

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

c)

Foreign Currency Translation

The Company’s functional currency is in Canadian dollars as substantially all of the Company’s operations are in Canada.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the SFAS No. 52, “Foreign Currency Translation” statement.

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

d)

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash equivalents.

IndieMV Media Group, Inc.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2008

(Unaudited)

(Stated in US Dollars) – Page 4

Note 3

Summary of Significant Accounting Policies – (cont’d)

e)

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

f)

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

The Company is subject to foreign exchange price risk as it has certain financial instruments which are denominated in foreign currencies.  Included in cash is funds denominated in US dollars totalling US$16,334.  The Company does not use derivative instruments to reduce its exposure to fluctuations in exchange rates.

Note 4

Acquisition

On September 1, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IndieMV.  On December 24, 2007, the closing date, and the deemed date of the acquisition of IndieMV, the Company acquired 100% of the issued and outstanding stock of IndieMV in consideration for the issuance of 17,600,000 common shares of the Company.  The acquisition was closed pursuant to the Merger Agreement, as changed and amended by the Closing Certificate, also dated December 24, 2007.

IndieMV Media Group, Inc.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2008

(Unaudited)

(Stated in US Dollars) – Page 5

Note 4

Acquisition – (cont’d)

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

This transaction has been accounted for using the purchase method of accounting, as a reverse acquisition because the former stockholders of IndieMV controlled 40% of the issued and outstanding shares of the Company.  In accordance with SFAS No. 141, the acquiring entity has been identified as IndieMV.  The Company is the legal parent and is deemed to be a continuation of the business of the legal subsidiary, IndieMV.  The post-acquisition entity is accounted for as a recapitalization of IndieMV.  The value assigned to the common shares was based on the fair value of the net assets of Jake’s at the recapitalization date which approximated the carrying value of $151,540.  The operations of the Company are not included in the consolidated statement of operations from the effective date of the acquisition, December 24, 2007, as there were no operations undertaken by the Company after that date to the date of disposal of Jakes on January 14, 2008.

On January 14, 2008, the former president of the Company sold 48,600,000 common shares of the Company owned by him to a designee of the Company in exchange for a $60,000 promissory note.  Also on January 14, 2008, the Company disposed of 100% of the issued and outstanding shares of Jake’s to the former president of the Company by means of an assignment of this $60,000 promissory note to the Company.  The disposal of Jakes, a related party transaction, has been recorded as a disposal at the carrying value of Jake’s, $151,540, and consequently, there is no effect on the statements of operations.

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

March 31, 2008

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

Under reverse acquisition accounting, the comparative figures would be those of IndieMV.  The consolidated statement of operations figures are presented for the three and nine months ended March 31, 2008 and 2007, as the Company changed its year end from September 30 to June 30, the year end of IndieMV.

The consolidated statements of operations and cash flows for the period ended March 31, 2008 do not include the results of operation or cash flows of the legal parent, the Company, for the period from October 1, 2007 to December 24, 2007, the date of the reverse acquisition. Operations and cash flows of the Company for October 1, 2007 to December 24, 2007 are as follows:

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

IndieMV Media Group, Inc.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2008

(Unaudited)

(Stated in US Dollars) – Page 7

Note 5

Loans Payable – Note 8

	March 31,	June 30,
	2008	2007

Promissory note repayable in Canadian dollars (CDN$50,000), unsecured, bears no specific terms of interest or repayment, due to a company controlled by a significant shareholder of the Company. This loan was paid during the period ending March 31, 2008.	$ -	$ 47,215

Promissory note repayable in Canadian dollars (CDN$20,000), unsecured, bears interest at 1% per month or part thereof and was due December 31, 2007. The lender has the option for the principal and/or interest to be paid in cash or common shares of the Company at $0.55 per share. The loan and related interest was repaid by a shareholder of the company during the nine months ended March 31, 2008. The Company has recorded this repayment as shareholder contributions as the shareholder will not request repayment.	-	18,886

Promissory note repayable in Canadian dollars (CDN$25,000), unsecured, bears interest at 1% per month or part thereof and was due December 31, 2007. The loan and related interest was repaid by a shareholder of the company during the nine months ended March 31, 2008. The Company has recorded this repayment as shareholder contributions as the shareholder will not request repayment.	-	23,607

Promissory note repayable in Canadian dollars (CDN$10,000), unsecured, bears interest at 10% per annum and is due on June 30, 2008.	9,742	9,443

Advances from a significant shareholder, unsecured and bears no specific terms of interest or repayment.	-	802

…/cont’d

IndieMV Media Group, Inc.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2008

(Unaudited)

(Stated in US Dollars) – Page 8

Note 5

Loans Payable – (cont’d) – Note 8

	March 31,	June 30,
	2008	2007

The Company entered in to an agreement whereby it would periodically receive cash advances, to be repaid in Canadian dollars (at December 31, 2007: CDN$1,016,212) within 12 months of such an advance at 10% interest, unsecured. During the during the nine months ended March 31, 2008, these advances, along with additional advances totalled $1,171,562 (CDN $1,196,081).  This balance and the accrued interest of $30,640 (CDN $31,281), totaling $1,202,202 (CDN $1,227,362) were paid by the issuance of 6,005,654 common shares of the Company at $0.20 (CDN $0.20) per share.  The Company recorded a loss on debt settlement of $4,863,509 representing the difference between the fair value of the shares issued of $6,065,711 and the actual amount of the debt $1,202,202 (CDN $1,227,362).

	-	-

Promissory note repayable in Canadian dollars (CDN $241,344) within 12 months of the advance of funds, bears interest at 10% per annum, and is unsecured.	235,122	-

	244,864	99,953

Interest accrued	3,727	-

Total loans payable	$ 248,591	$ 99,953

IndieMVMedia Group, Inc.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2008

(Unaudited)

(Stated in US Dollars) – Page 9

Note 6

Related Party Transactions – Note 4

The Company incurred the following charges with directors and significant shareholders of the Company and companies with common directors and shareholders during the nine months ended March 31, 2008 and 2007:

	March 31,
	2008	2007

Management fees	$ 210,067	$ 34,228
Marketing fees	75,983	8,834
Salaries and wages	97,044	-

	$ 383,094	$ 43,062

As at March 31, 2008, included in accounts payable is $33,715 (June 30, 2007: $21,309) owing to a director and officers of the Company with respect to unpaid expenses.

Note 7

Non-Cash Transactions

Investing and financing activities that do not have a direct impact on the current cash flow are excluded from the statement of cash flows.  During the period ended June 30, 2007, the Company issued 2,910,000 common shares for a total of $104,817 in exchange for management and marketing fees.  These shares and related fees were valued based on the fair value of the shares at the time of issuance.  During the nine month period ended March 31, 2008, the Company completed the acquisition of IndieMV and issued 17,600,000 common shares recorded as the fair value of the assets of the Company at the recapitalization date which approximated the carrying value of $151,540.  On January 14, 2008 the Company disposed of Jake’s in effect for the cancellation of 48,600,000 common shares, recorded at the carrying value of Jake’s, $151,540. During the nine month period ended March 31, 2008, the Company repaid loans with principle balances of $1,171,562 (CDN$1,196,081) together with accrued interest of $30,640 (CDN$31,281) by issuing 6,005,654 common shares to the lenders.

These transactions are excluded from the statements of cash flows.

Note 8

Subsequent Events

Subsequent to March 31, 2008, the Company received advances with respect to a promissory note of $81,511 (CDN$82,500) and $149,970, both repayable within 12 months of such an advance at 10% interest per annum.  These promissory notes are unsecured.

Item 2.  Management's Discussion and Analysis or Plan of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.  The following discussion should be read in conjunction with our company's audited consolidated financial statements and 10KSB for the year ended September 30, 2007 and unaudited interim consolidated financial statements and the related notes that appear elsewhere in this quarterly report

In this quarterly report, unless otherwise specified, all references to "common shares" refer to common shares in the capital of our company and the terms "we", "us" and "our" mean IndieMV Media Group, Inc. and our subsidiary.

Overview

We are a Nevada corporation incorporated on May 27, 2005 under the name "Jake's Trucking International, Inc."  We were initially in the truck rental and trucking service business transporting gravel to construction sites throughout the lower mainland in British Columbia.

Effective February 19, 2008, we changed our name from Jake's Trucking International, Inc. to IndieMV Media Group, Inc. to better reflect the direction of our business.

In September, 2007, we contracted with IndieMV Media Group, Inc., a British Columbia corporation ("Indie BC"), to acquire 100% of their company in exchange for 17,600,000 of our common shares.  We effected a 10 for 1 forward split in our stock and closed the acquisition of Indie BC on December 24, 2007.   Pursuant to the terms of this transaction, we were contractually bound to sell our BC Trucking Subsidiary, Jake's Trucking International, Inc., a British Columbia corporation to former CEO Michael Quesnel in consideration for the rescission of his 48,600,000 common shares in the Company.  We sold Mr. Quesnel our trucking subsidiary on January 31, 2008 and the rescission of Mr. Quesnel's shares was completed at that time.

Subsequent to the acquisition of Indie BC, we became primarily engaged in the business of developing our on-line social networking community centered around independent music.   We currently have four employees.  We consider our employee relations to be good and to date we have experienced no work stoppages, strikes, or labor disputes.  None of our employees are covered by a collective bargaining agreement. There are no employee agreements directly with our company, although Ricardo Khayatte, Jr., Ricardo Khayatte, Sr. and Tim Flanagan all have employment contracts with our wholly owned subsidiary, Indie BC.  Our social networking community related to independent music is now the sole business of our company.??

Cash Requirements

We are anticipating the launch of our full social networking community and commerce/content delivery engine by

June 2008.  We intend to reach a milestone of 250,000 unique users by September 2008.   We anticipate our first revenues from music purchases on our website and from advertising by September 2008, though such revenues will likely be minimal.   We anticipate having these operations more developed and having substantially more revenues by the end of our fiscal year ending June 30, 2009. Over the next 12 months we intend to:

Expand our web operations by:

•

Signing additional artists and music labels to be added to the IndieMV on-line catalog;

•

Developing our mobile offering, including concluding agreements with wireless carriers and/or mobile partners;

•

Acquiring complimentary websites which can substantially grow the IndieMV community in viewership and revenue;

Continue Site developments and enhancements.

•

Complete on acquisitions that make sense to the continued company development and growth that would grow the www.IndieMV.com viewership, userbase and revenue.

•

Focus on improving efficiency and utilizing creative and aggressive marketing initiatives.

•

We will continue our marketing activities through such innovative partnerships as the one with UNICEF and the Unite Against AIDS concert in addition to maintaining a presence at events such as the South by Southwest Music Festival that was held in Austin, Texas last quarter.

During the next twelve months, we intend to continue to make efforts to increase our unique users to more than 1,000,000.  Over the next twelve months we expect that our number of employees will increase.  We will especially require employees in the areas of technology and web development, marketing and business development.  We cannot predict with certainty what revenues we can expect during the next twelve months, though we do anticipate having revenues but we believe that we will not have enough revenue to pay our operating and development expenses for the next twelve months and will need to raise additional funds.  There are no assurances that we will be able to obtain further funds required for our continued operations.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due.  In such event, we will be forced to scale down or perhaps even cease our operations.

Results of Operations for the three months ending March 31, 2008 compared to the three months ended March 31, 2007.

We did not earn any revenues during the three month period ending March 31, 2008. During the three month period ended March 31, 2008, we incurred operating expenses in the amount of $392,136, compared to operating expenses of $61,540 incurred during the same period in 2007. These operating expenses were comprised of accounting and audit fees of $23,853 (2007: $649), management fees of $99,461 (2007: $16,149), legal fees of $3,526 (2007: $4,991), bank charges and interest of $707 (2007: $585), interest on loan payable of $6,895 (2007: $Nil), marketing fees of $19,025 (2007: $4,170), office and administration of $18,744 (2007: $259), rent of $8,135 (2007: $Nil), salaries and wages of $142,298 (2007: $Nil), telephone of $860 (2007: $1,088), travel and entertainment of $40,077 (2007: $14,661) and website costs of $27,250 (2007: $11,032).

In addition to the operating losses, we have incurred a loss of $22,382 due to foreign currency translation and losses from extraordinary items including loss on debt settlement of $4,863,509.

In this past quarter the company has been able to achieve several milestones. The continued website development of the company’s web property www.indieMV.com has resulted in a more stable web experience and multiple new social networking features including IP (internet Protocol) sensitive user content.   This means IndieMV.com can now instantly populate its Homepage with regional Marketplace and Events listings to match the visitor’s locale. Also in this latest version, Events and Marketplace listings are being enriched with additional data being imported to the site from Craigslist, a centralized network of online communities featuring free classified advertisements, and Eventful, a web-based events and venues database to which anyone may add information about events, venues, and performers. Additional development and enhancements also include:

•

An enhancement of the relevance of its advertising messaging by evolving to the use of Google-driven banner advertising which is also automatically regionalized to the user’s geographic location.

•

New MP3 Uploading Features for Artists and Player Options for Consumers

•

The ability for artists and record labels can create albums, upload album art, and upload tracks for each album automatically in addition to the ability to let artists tag their tracks so that fans can find them more easily.

•

A new player that features include music and video tabbing capabilities, the ability to create a video and music playlist, and an enhanced function enabling user to scroll through their music playlist and their videos using a three-dimensional graphical user interface much like the Cover Flow UI made familiar by iTunes, the Macintosh Finder, and other Apple Inc. products for visually examining through files and digital media libraries via cover artwork.

•

Featuring an overall new look and feel, the IndieMV.com Home Page now features drop-down menus giving visitors the option of checking the music scene in other countries and cities around the world. The Events and Marketplace Views, now on the Home Page as well, automatically repopulate to reflect the ‘scene’ chosen by the visitor. New, prominently positioned, and easily navigable UploadVideo and Upload Track buttons have been incorporated as well. From the Music Page, members can browse tracks and add tracks to their playlist.

•

A more streamlined Registration process has also been innovated on IndieMV in this latest version. With the new process the artist/label/member selection process and options are more intuitive; important features and images are highlighted on the registration page and new text and images appear on the profile pages after the registration process is complete.

Other milestones and achievements this quarter include:

The announcement of an Industry first revenue model (100% net Proceeds to artist or label in addition to an Ad Revenue Component)

Content distribution agreement with Red Eye Distribution - this agreement adds 20,000 tracks from over 200 labels, including Redeye Distributions’ own in-house labels such as Yep Roc Records, Eleven Thirty, and Bonfire Redeye Distribution was built with the goal of providing the best possible service to its customers and its distributed labels (GSL, eenie meenie, Flameshovel, Friendly Fire, Luaka Bop, Daptone & Warp) and artists (Public Enemy, Over the Rhine, The Donnas, Greg Brown, Lisa Loeb) offering a diverse but selective catalog of quality music and a knowledgeable staff passionate about getting music into the marketplace.

Content distribution agreement with Triple Vision

The targeting of several acquisition targets – that if completed will grow the IndieMV community in viewership and revenue

A showcased launch of the www.IndieMV.com website and new features at the South by Southwest Music and Media Conference in Austin, Texas.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending March 31, 2009.

Employees

We currently have four (4) employees.  We do expect to increase the number of employees on the website development and marketing side of the business over the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2008.

Liquidity and Capital Resources

As at March 31, 2008, our company had $45,435 in current assets, including $13,583 in cash, $27,967 in GST receivable and $3,885 in deposits and prepaid expenses.  As at March 31, 2008 we had working capital deficiency of $377,005.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Going Concern

We have suffered recurring losses from operations.  The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital.  The  financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.  Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual consolidated financial statements for the period ended June 30, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to secure further funds required for our continued operations.  As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due.  In such event, we will be forced to scale down or perhaps even cease our operations.

Application of Critical Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment.  Actual results may vary from these estimates.

The following significant accounting policies, for the purposes of these interim financial statements, are only those policies that do not duplicate the disclosures contained in the Company’s annual June 30, 2007 financial statements included in the Form 8K filed with the SEC on January 2, 2008.

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

The Company’s functional currency is in Canadian dollars as substantially all of the Company’s operations are in Canada.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the SFAS No. 52, “Foreign Currency Translation” statement.

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

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash equivalents.

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

The Company is subject to foreign exchange price risk as it has certain financial instruments which are denominated in foreign currencies.  Included in cash is funds denominated in US dollars totaling US$16,334.  The Company does not use derivative instruments to reduce its exposure to fluctuations in exchange rates.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements".  Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein.  We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below.  We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements".  In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Risks Related To Our Business and Industry

We have a limited operating history, have experienced net losses to date and may not be able to become profitable or generate positive cash flow in the future.

You should consider our business and prospects in light of the risks, expenses and difficulties encountered by companies in their early stage of development in a rapidly evolving industry.  We have no revenue producing operations. We have experienced net losses of approximately $1,471,040 from inception through March 31, 2008, and we have not yet been able to generate revenue or positive cash flow from operations. In addition to the operating losses, we have incurred a loss of $22,382 due to foreign currency translation and losses from extraordinary items including loss on debt settlement of $4,863,509. We cannot be certain that we will be able to generate net income and positive cash flow from operations in the future.

As a result of our limited operating history, we may fail to meet our forecasts or the expectations of securities analysts or investors, which could cause our stock price to decline.

Our limited operating history and the rapidly evolving nature of our industry make forecasting quarterly and annual operating results difficult. We may not be able to quickly reduce spending if our revenue is lower than we project. Any significant increase in our expenses or shortfall in our revenue would be detrimental to our business, operating results and financial condition and could cause our results of operation to fall below the expectations of public market analysts and investors. As a result, you should not rely on our historical results as an indicator of our future performance.

We have limited operating history in the processing, streaming and distribution of digital video content and we may not be able to successfully process, stream and market our video content.

The approach we have taken to date in acquiring, processing and marketing music content may not be successful. We may not be able to secure a sufficient volume of content or attract a sufficient market to our video content to create meaningful revenue.   We may not be able to process and stream music videos at scale and may not be able to cure this problem within our available resources.

If the music content we provide to digital entertainment services does not appeal to consumers' tastes and preferences, we will fail.

Our success depends on our ability to acquire and offer to consumers, music content that appeals to consumers' tastes and preferences. Consumers' tastes are subject to frequent, significant and sometimes unpredictable changes. We cannot accurately assess or control consumer demand for our music content.   The content on IndieMV.com may not appeal to consumers.  If consumers do not view our content in large numbers, we will fail.

We face competition from companies seeking to acquire the digital rights to music and video content, which could negatively impact our ability to acquire additional digital rights.

The market for acquiring digital rights from content owners is competitive, especially for the distribution of music catalogs owned by independent labels. The number of commercialized music and video recordings available for acquisition is large, but limited, and many of the more desirable music recordings are already subject to digital distribution agreements or have been directly placed with digital entertainment services. We face competition in our pursuit to acquire content, which may reduce the amount of music and video content that we are able to acquire or license, even amongst independent musicians.    Our competitors may from time to time offer better terms of acquisition to content owners. Several of our competitors have longer operating histories, larger customer bases, greater brand recognition and greater financial, marketing and other resources than we do. Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantially more resources to acquiring digital rights to music and video recordings. In addition, our competitors may form strategic alliances with record labels and digital entertainment services that could result in increased competition for the acquisition of music recordings, service offerings or favorable terms with the digital entertainment services.

Piracy is likely to continue to negatively impact our potential revenue.

Our revenue will come from advertising, but a significant portion will come from the sale of digital content over the Internet and wireless, cable and mobile networks, which are subject to unauthorized consumer copying and widespread dissemination without an economic return to us. Global piracy is a significant threat to the entertainment industry generally and to us. Unauthorized copies and piracy have contributed to the decrease in the volume of legitimate sales of music and video content and have put pressure on the price of legitimate sales.

If the Internet and portable digital music and video players and mobile phones cease to be the medium accepted by the mass market for digital music and video content, our business could be affected adversely.

Our success depends to a substantial extent on the willingness of consumers to increase their use of digital entertainment services as a method of purchasing music and video content or viewing ad-supported content. The use of the Internet and wireless, cable and mobile networks to select and download purchased music and video content is growing rapidly but is still evolving, and offering ad-supported video content is in its infancy. It is uncertain whether these markets will achieve and sustain high levels of demand and market acceptance. If the use of the Internet and wireless, cable and mobile networks to select and purchase music and video content or view ad-supported content does not gain in popularity, our business could be affected adversely.

We Are Exposed To Fluctuations In The Exchange Rate Between The U.S. Dollar And The Canadian Dollar.

Substantially all our cash is denominated in U.S. Dollars while a substantial amount of our costs of operations on an ongoing basis are paid in Canadian Dollars.  Over the past three years, the U.S. Dollar has depreciated against the Canadian Dollar by approximately one-third.  Whether this trend will continue cannot be predicted.  Our financial statements and the pro forma financial statements included herein are presented in U.S. dollars.  We expect that once revenues begin to accrue, we will receive a substantial portion of our revenue in U.S. Dollars, although a substantial amount of our operating costs will be denominated in Canadian dollars.  Continued fluctuations in exchange rates between the U.S. and Canadian dollar may give rise to foreign currency exposure, either favorable or unfavorable, creating another element of uncertainty.

Risks Related To Our Financial Condition

We Have A History Of Losses, An Accumulated Deficit, And Expect To Continue To Incur Losses.

We have experienced net losses of approximately $1,471,040 from inception through March 31, 2008, and we have not yet been able to generate revenue or positive cash flow from operations.  In addition to the operating losses, we have incurred a loss of $22,382 due to foreign currency translation and losses from extraordinary items including loss on debt settlement of $4,863,509. There can be no assurance that we will ever be able to generate significant revenues.

Risks Related To Our Common Stock

There Is No Established Trading Market For Our Common Stock Which May Impair Your Ability To Sell Your Shares.

Our common stock is currently quoted on the Over-the-Counter Bulletin Board under the symbol "IDMV."  There has been a limited established trading market for our common stock since June of 2007.  The lack of an active market may make it difficult to obtain accurate quotations of the price of our common stock. and impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable.  The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

Penny stock rules will limit the ability of our stockholders to sell their stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a shareholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market.

Item 3 - Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of March 31, 2008, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with the Audit Committee of our Board of Directors.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On December 24, 2007, IndieMV Media Group Inc., a British Columbia corporation (“Indie”), became a wholly owned subsidiary of our company.  Prior to that time, on May 31, 2007, Indie had entered into a promissory note with Asia International Capital Management, Inc., a British Columbia Corporation (“Asia”), whereby Asia would periodically advance cash to Indie which would be repaid within 12 months of such an advance at 10% interest.  As of January 25, 2008, a total of $1,202,202.  On January 29, 2008, we agreed to assume the note and to make the note convertible on demand of the holder or its assignees into shares of our common stock at a price of $0.20 per share, in the form of a Promissory Note Amendment.  On January 29, 2008, Asia elected to convert the entire principal and interest balance due under the note into shares of our common stock, totaling 6,005,654 shares of common stock which were issued to Asia and its assignees on January 31, 2008.  We believe that this issuance was exempt from registration under the Securities Act pursuant to Section 4(2) and/or Regulation D thereof. We made this determination based on the representations of Asia and its assignees, which included, in pertinent part, that such shareholders were "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act and that such shareholders were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that each member understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Securities Holders

On January 22, 2008, we filed a Definitive 14C Information Statement disclosing that on November 8, 2007, a majority of our shareholders voted to approve an amendment to our articles of incorporation to change our name to IndieMV Media Group, Inc.

Item 5.

Other Information

On February 15, 2008, our board of directors voted to change our fiscal year end from September 30 to June 30.  This change will be effective upon circulation of proper notice to our shareholders.

Item 6.

Exhibits

Exhibit Number	Description
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Ricardo E. Khayatte, Jr.
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Tim Flanagan
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002, Ricardo e. Khayatte, Jr.
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002, Tim Flanagan
* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIEMV MEDIA GROUP, INC.

/s/ Ricardo E. Khayatte, Jr.
By: Ricardo E. Khayatte, Jr., President, Chief Executive Officer,
and Director
(Principal Executive Officer)

Dated:  May 16, 2008

/s/ Tim Flanagan
By: Tim Flanagan, Chief Financial Officer
(Principal Financial Officer)

Dated: May 16, 2008