Form 10-K
period 2008-06-30
IndieMV Media Group, Inc.
filed 2008-10-17
CIK 1364623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended  June 30, 2008

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [               ] to [               ]

Commission file number  000-52492

IndieMV Media Group, Inc.
(Name of small business issuer in its charter)
Nevada	98-0461476
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite 302, 1275 Hamilton Street	V6B 1E2
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (778) 737-8228

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the Issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act  during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes x  No ¨

Check if there is no disclosure of delinquent  filers in response to Item 405 of Regulation  S-B is not  contained  in  this  form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   Yes x  No ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ¨  No x

State issuer's revenues for its most recent fiscal year:   $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note:  If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

36,350,619 common shares @ $0.15 (1) = $5,452,593
(1) Closing prices on October 6, 2008.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  51,005,654 shares of common stock as at October 6, 2008.

TABLE OF CONTENTS

ITEM 1:  DESCRIPTION OF BUSINESS

3

Forward Looking Statements

3

RISK FACTORS

6

ITEM 2:  DESCRIPTION OF PROPERTY

8

Executive Offices

8

ITEM 3:  LEGAL PROCEEDINGS

8

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

9

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

9

Market Information

9

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

10

Overview

10

ITEM 7:  FINANCIAL STATEMENTS

15

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

35

ITEM 8A(T):  CONTROLS AND PROCEDURES

35

ITEM 8B:  OTHER INFORMATION

36

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

36

Directors and Executive Officers, Promoters and Control Persons

36

ITEM 10:  EXECUTIVE COMPENSATION

39

Executive Compensation

39

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

42

ITEM 13:  EXHIBITS AND REPORTS

43

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

44

SIGNATURES

45

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future results of operation or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to reflect actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the shares of common stock in our capital stock.

As used in this annual report and unless otherwise indicated, the terms “we”, “us”, “our” and “our company” refer to IndieMV Media Group, Inc. and our wholly owned subsidiary IndieMV Media Group, Inc., a British Columbia corporation unless otherwise indicated.

Corporate Overview

We were incorporated in the State of Nevada on May 27, 2005 under the name "Jake's Trucking International, Inc.".  We were initially in the truck rental and trucking service business transporting gravel to construction sites throughout the lower mainland in British Columbia, Canada.

The address of our principal executive office is Suite 220, 425 Carrall Street, Vancouver, British Columbia, Canada V6B 6E3.  Our telephone number is (778) 737-8228.  We have one subsidiary, IndieMV Media Group Inc., a British Columbia corporation.

Our common shares became listed on the OTC Bulletin Board on March 16, 2007, under the symbol “JAKT”.  Prior to this date, there was no public market for our common shares.

On September 28, 2007 we effected a forward stock split on a one (1) old for 10 new basis.  In connection with the forward stock split, our stock symbol changed to “JKTI”.

On February 19, 2008, the Secretary of State of Nevada effected a change of name of our company from “Jakes Trucking International, Inc.” to “IndieMV Media Group, Inc.”, as approved by our shareholders. The name change became effective with the Over-the-Counter Bulletin Board at the opening for trading on February 15, 2008 under the new stock symbol “IDMV”.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Current Business

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

Effective February 15, 2008 we changed our fiscal year end from September 30 to June 30.

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

During our fiscal year ended June 30, 2008, we were able to achieve several milestones. The continued website development of our web property www.indieMV.com has resulted in a more stable web experience and multiple new social networking features including IP (internet Protocol) sensitive user content.   This means that our website can now instantly populate its Homepage with regional Marketplace and Events listings to match the visitor’s locale. Also in this latest version, Events and Marketplace listings are being enriched with additional data being imported to the site from Craigslist, a centralized network of online communities featuring free classified advertisements, and Eventful, a web-based events and venues database to which anyone may add information about events, venues, and performers.

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

Other milestones and achievements achieved during our year ended include:

•

The announcement of an Industry first revenue model (100% net Proceeds to artist or label in addition to an Ad Revenue Component)

•

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

•

Content distribution agreement with Triple Vision

•

The targeting of several acquisition targets – that if completed will grow the IndieMV community in viewership and revenue

•

A showcased launch of the www.IndieMV.com website and new features at the South by Southwest Music and Media Conference in Austin, Texas.

Principal Services

We deliver online music to our customers as individual downloads and through subscriptions accessible via the Internet.

Customers and Distribution Methods

We offer our online music services directly to end users through our website.

Competition

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

Patents, Trademarks, Licenses and Royalty Agreements

We do not have any patents or trademarks.

We have entered into a number of license agreements with record producers and artists.

Research and Development

For the year ended June 30, 2008, we had incurred $241,962 on web-site development costs.

As at June 30, 2008, the total capitalized cost for website development was $361,497.

Employees

We currently have three employees.  We consider our employee relations to be good and to date we have experienced no work stoppages, strikes, or labor disputes.  None of our employees are covered by a collective bargaining agreement. There are no employee agreements directly with our company, although Ricardo Khayatte, Jr., Ricardo Khayatte, Sr. and Tim Flanagan all have employment contracts with our wholly owned subsidiary, Indie BC.  Our social networking community related to independent music is now the sole business of our company.

RISK FACTORS

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

Risks Related To Our Business and Industry

We have a history of losses and have negative cash flows from operations, which raises substantial doubt about our ability to continue as a going concern.

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are able to successfully market our technology. To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses from inception to June 30, 2008 of $6,667,245. There is no assurance that actual cash requirements will not exceed our estimates. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our services, the size of customers’ purchases, the demand for our services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

We will depend almost exclusively on outside capital to fund operations. Such outside capital may include the sale of additional stock and/or commercial borrowing. There is no guarantee that sufficient capital will continue to be available to meet these continuing costs or that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

We have a limited operating history, have experienced net losses to date and may not be able to become profitable or generate positive cash flow in the future.

You should consider our business and prospects in light of the risks, expenses and difficulties encountered by companies in their early stage of development in a rapidly evolving industry.  From inception to June 30, 2008, we have had no revenue. We have experienced net losses of approximately $6,667,245 from inception through June 30, 2008, and we have not yet been able to generate a positive cash flow from operations. In addition to the operating losses, we have incurred a loss of $18,769 due to foreign currency translation and loss on debt settlement of $4,894,491. We cannot be certain that we will be able to generate net income and positive cash flow from operations in the future.

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

Risks Related To Our Common Stock

There Is No Established Trading Market For Our Common Stock Which May Impair Your Ability To Sell Your Shares.

Our common stock is currently quoted on the Over-the-Counter Bulletin Board under the symbol "IDMV."  There has been a limited established trading market for our common stock since June of 2007.  The lack of an active market may make it difficult to obtain accurate quotations of the price of our common stock and impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable.  The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

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

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common shares.

ITEM 2:  DESCRIPTION OF PROPERTY

Executive Offices

Our principal office is located at Suite 302 – 1275 Hamilton Street, Vancouver, British Columbia V6B 1E2.  This office space is being provided to us by one of our directors at no cost to our company.  We believe that the condition of our principal office is satisfactory, suitable and adequate for our current needs.

ITEM 3:  LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest. The outcome of open unresolved legal proceedings is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement. We do not believe the potential outcome from these legal proceedings will significantly impact our financial position, operations or cash flows.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders that have not been previously disclosed.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our Common stock is quoted on the OTC Bulletin Board under the Symbol “IDMV”. Our stock was originally approved for trading on the OTC Bulletin Board under the symbol “JAKT”. On September 28, 2007 our symbol was changed to “JKTI” in connection with a forward stock split.  On February 15, 2008 our symbol was changed to “IDMV” in connection with a change of name.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended(1)	High	Low
June 30, 2008	$0.75	$0.25
March 31, 2008	$1.17	$0.60
December 31, 2007	$1.16	$0.60
September 30, 2007	$10.50	$1.75
June 30, 2007	$2.00	$0.10
March 31, 2007(1)	$Nil	$Nil

(1)

Our stock was listed for trading on March 16, 2007, the first trade did not occur until April 17, 2007.

On October 9, 2008, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0. 15.

As of October 6, 2008, there were 74 holders of record of our common stock. As of such date, 51,005,654 common shares were issued and outstanding.

Our common shares are issued in registered form. TranShare Corporation, (Telephone: (303) 662-1112; Facsimile: (303) 662-1113) is the registrar and transfer agent for our common shares.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.  We would not be able to pay our debts as they become due in the usual course of business; or

2.  Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of Shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Equity Compensation Plan Information

We currently do not have any stock option or equity compensation plans or arrangements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended June 30, 2008.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes included herein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” in this annual report.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We are a company primarily engaged in the business of developing our on-line social networking community centered around independent music.

Plan of Operations

Over the next 12 months we intend to:

Expand our web operations by:

•

Signing additional artists and music labels to be added to the IndieMV on-line catalog;

•

Developing our mobile offering, including concluding agreements with wireless carriers and/or mobile partners;

•

Acquiring complimentary websites which can substantially grow the IndieMV community in viewership and revenue;

•

Continue Site developments and enhancements;

•

Complete on acquisitions that make sense to the continued company development and growth that would grow the www.IndieMV.com viewership, userbase and revenue;

•

Focus on improving efficiency and utilizing creative and aggressive marketing initiatives; and

•

We will continue our marketing activities through such innovative partnerships as the one with UNICEF and the Unite Against AIDS concert in addition to maintaining a presence at events such as the South by Southwest Music Festival that was held in Austin, Texas last quarter.

Additionally, we intend to continue to make efforts to increase our unique users to more than 1,000,000.  Over the next twelve months we expect that our number of employees will increase.  We will especially require employees in the areas of technology and web development, marketing and business development.  We cannot predict with certainty what revenues we can expect during the next twelve months, though we do anticipate having revenues but we believe that we will not have enough revenue to pay our operating and development expenses for the next twelve months and will need to raise additional funds.  There are no assurances that we will be able to obtain further funds required for our continued

operations.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due.  In such event, we will be forced to scale down or perhaps even cease our operations.

Results of Operations

For the year ended June 30, 2008 as compared to the year ended June 30, 2007

We have no revenues from operations, have experienced losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations.

During the year ended June 30, 2008, we incurred operating expenses in the amount of $1,424,364, compared to operating expenses of $348,390 incurred during the same period in 2007. These operating expenses were comprised of accounting and audit fees of $81,224 (2007: $3,587), consulting fees of $47,030 (2007: $113,873), depreciation of $4,777 (2007: $394), insurance of $1,926 (2007: $450), management fees of $446,974 (2007: $67,233), legal fees of $30,148 (2007: $9,195), bank charges and interest of $2,339 (2007: $992), interest on loan payable of $47,785(2007: $1,113), marketing fees of $204,588 (2007: $33,512), office and administration of $34,463 (2007: $2,287), rent of $26,026 (2007: $2,234), salaries and wages of $246,156 (2007: $Nil), telephone of $3,482 (2007: $6,629), travel and entertainment of $115,139 (2007: $40,826) and website costs of $132,307 (2007: $66,065).

In addition to the operating losses, we have incurred losses on debt settlement of $4,894,491.

Financial Condition, Liquidity and Capital Resources

At June 30, 2008, we had a working capital deficit of $574,436 compared to a deficit of $157,505 for the year ended June 30, 2007. This was mainly due to an increase in loans payable.

At June 30, 2008, our total assets were $417,867, of which $Nil consisted of cash, $44,570 consisted of GST receivable, $1,521 consisted of deposits and prepaid expenses, $361,497 consisted of web-site development and $10,279 consisted of equipment.

At June 30, 2008, our total liabilities were $620,527, of which $60 consisted of bank indebtedness, $129,135 consisted of accounts payable and accrued liabilities and $491,332 consisted of loans payable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Employees

As of September 29, 2008, we have 3 full-time employees and no part-time employees. Of those employees, none are covered by collective bargaining agreements.

As of September 29, 2008, we have employment agreements, through our wholly owned subsidiary, with Ricardo Khayatte, Jr., Ricardo Khayatte, Sr. and Tim Flanagan.

Going Concern

We have suffered recurring losses from operations.  The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital.  The  financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.  Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual consolidated financial statements for the period ended June 30, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Foreign Currency Translation

The Company’s functional currency is in Canadian dollars as substantially all of the Company’s operations are in Canada.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the SFAS No. 52 “Foreign Currency Translation” statement.

Foreign assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income account in Stockholder’s Equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses are included in operating expenses on the Statement of Operations.

Cash and Cash Equivalents

For the purposes of statement of cash flows, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Web Site Costs

The Company accounts for web site costs in accordance with the Statement of Position (“SOP”) No. 98-1 “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” and EITF 00-2, “Accounting for Web Site Development Costs”.  Accordingly, web site development costs that are incurred during the web site application and infrastructure development stage and the graphic and content development stages are capitalized.

The Company’s management has also determined that it is probable the project will be completed and the software will be used as intended.  The capitalized costs of web site development meet the criteria as long-lived assets and will be amortized over the assets expected economic life.  Amortization will begin when the computer software is ready for its installment.

Web site costs incurred during the planning stage and pre-operation stage are expensed as incurred as well as operating stage expenses, once operations are achieved.

Equipment

Equipment is recorded at cost. Major additions are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of equipment is determined using the straight-line declining balance method over the expected useful life of the asset. The annual rate is 30% for computer equipment.

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment in accordance with SFAS No 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

Income Taxes

The Company uses the assets and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”.  Under the assets and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”).  The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions.  The interpretation is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Earnings (Loss) per Share

The Company reports basic loss per share in accordance with SFAS No. 128, “Earnings Per Share”.  Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.  Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.  At June 30, 2008 and 2007, the Company had no outstanding common stock equivalents.

Comprehensive Loss

The Company has adopted SFAS No. 130 “Reporting Comprehensive Income”.  Comprehensive loss is comprised of net loss and foreign currency translation adjustments.

Financial Instruments

The carrying value of the Company’s financial instruments consisting of cash, bank indebtedness, accounts payable and accrued liabilities and loans payable approximate their fair value due to the short-term maturity of such instruments.  Loan payable is carried at cost plus accrued interest and the carrying value is equal to the fair value.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements.  The Statement is to be particularly effective for the Company’s financial statements issued for its fiscal year beginning July 1, 2008.  The Company is currently evaluating the timing of adoption and the impact that adoption might have on its consolidated financial position or results of operations.

On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”.  This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for the Company’s financial statements issued for its fiscal year beginning July 1, 2008.  The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on its consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R “Business combinations” which is effective for fiscal years beginning after December 15, 2008.  SFAS No. 141R, which will replace SFAS No. 141, is applicable to business combinations consummated after the effective date of December 15, 2008.  The Company is currently evaluating the impact that the adoption of SFAS No. 141R might have on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”.  The standard requires all entities to report noncontrolling (minority) interests as equity in consolidated financial statements.  SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.  The Company is currently reviewing the guidance, which is effective for fiscal years beginning after December 15, 2008, to determine the potential impact, if any, on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the impact of SFAS 161 on its consolidated financial statements.

ITEM 7:  FINANCIAL STATEMENTS

INDIEMV MEDIA GROUP, INC.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

(Stated in US Dollars)

BDO Dunwoody LLP	#604 – 750 West Pender Street
Chartered Accountants	Vancouver, BC, Canada V6C 2T7
Telephone: (604) 689-0188
Fax: (604) 689-9773

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

IndieMV Media Group, Inc.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of IndieMV Media Group, Inc. (formerly Jake’s Trucking International, Inc.) (the “Company”) (A Development Stage Company) and it’s subsidiary as of June 30, 2008 and the related consolidated statements of operational and comprehension loss, cash flows and stockholders' deficiency for the year then ended and for the period from August 2, 2006 (Date of Inception) to June 30, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the financial statements of the Company for the period from August 2, 2006 (Date of Inception) to June 30, 2007.  Such statements are included in the cumulative from inception to June 30, 2008 totals of the consolidated statements of operations and comprehensive loss, cash flows and stockholders’ deficiency and reflect a net loss of 5% of the related cumulative totals.  Those consolidated financial statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amount for the period from August 2, 2006 (Date of Inception) to June 30, 2007 included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of IndieMV Media Group, Inc. (formerly Jake’s Trucking International, Inc.) and its subsidiary as of June 30, 2008 and the results of their operations and their cash flows for the year then ended and for the period from August 2, 2006 (Date of Inception) to June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in the development stage, has not yet achieved profitable operations and is dependent on its ability to raise capital from stockholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.  These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(signed) “BDO Dunwoody LLP”
Chartered Accountants

Vancouver, Canada
October 14, 2008

BDO Dunwoody LLP is a Limited Liability Partnership registered in Ontario

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON
CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

IndieMV Media Group, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of IndieMV Media Group, Inc. (A Development Stage Company) as of June 30, 2007 and the related statements of operational and comprehension loss, cash flows and stockholders’ deficiency for the period from August 2, 2006 (Date of Inception) to June 30, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of IndieMV Media Group, Inc. (A Development Stage Company) as of June 30, 2007 and the results of its operations and its cash flows for the period August 2, 2006 (Date of Inception) to June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and is yet to attain profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Vancouver, Canada	“AMISANO HANSON”
October 18, 2007	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE: 604-689-0188
VANCOUVER CANADA	FACSIMILE: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

INDIEMV MEDIA GROUP, INC.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

June 30, 2008 and 2007

(Stated in US Dollars)

	ASSETS	2008	2007

	Current
	Cash	$ -	$ 4,881
	GST receivable	44,570	9,871
	Deposits and prepaid expenses	1,521	1,464

		46,091	16,216
	Web-site development – Note 5	361,497	119,535
	Equipment – Note 6	10,279	2,233

		$ 417,867	$ 137,984

LIABILITIES

	Current
	Bank indebtedness	$ 60	$ -
	Accounts payable and accrued liabilities – Note 8	129,135	73,768
	Loans payable – Note 7	491,332	99,953

		620,527	173,721

STOCKHOLDERS’ DEFICIENCY

	Common stock
	Authorized:
750,000,000	common shares at $0.001 par value (June 30, 2007 -
	unlimited with no par value)
	Issued and outstanding:
50,005,654	common shares (June 30, 2007 – 25,220,000)	50,006	336,643
	Additional paid-in capital	6,433,348	-
	Deficit accumulated during the development stage	(6,667,245)	(348,390)
	Accumulated other comprehensive loss	(18,769)	(23,990)

		(202,660)	(35,737)

		$ 417,867	$ 137,984

Nature of Operations and Ability to Continue as a Going Concern – Note 1

Subsequent Event – Note 11

SEE ACCOMPANYING NOTES

INDIEMV MEDIA GROUP, INC.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

for the year ended June 30, 2008,

for the period August 2, 2006 (Date of Inception) to June 30, 2007, and

for the period August 2, 2006 (Date of Inception) to June 30, 2008

(Stated in US Dollars)

		August 2, 2006	August 2, 2006
		(Date of	(Date of
	Year ended	Inception) to	Inception) to
	June 30,	June 30,	June 30,
	2008	2007	2008

Operating expenses
Accounting and audit fees	$ 81,224	$ 3,587	$ 84,811
Bank charges and interest	2,339	992	3,331
Consulting fees	47,030	113,873	160,903
Depreciation	4,777	394	5,171
Insurance	1,926	450	2,376
Interest on loans payable	47,785	1,113	48,898
Legal fees	30,148	9,195	39,343
Management fees – Note 8	446,974	67,233	514,207
Marketing fees – Note 8	204,588	33,512	238,100
Office and administration	34,463	2,287	36,750
Rent	26,026	2,234	28,260
Salaries and wages	246,156	-	246,156
Telephone	3,482	6,629	10,111
Travel and entertainment	115,139	40,826	155,965
Web-site costs	132,307	66,065	198,372

Net loss before other items	(1,424,364)	(348,390)	(1,772,754)

Other items:
Loss on debts settlement – Note 7	(4,894,491)	-	(4,894,491)

Net loss for the period	(6,318,855)	(348,390)	(6,667,245)

Other comprehensive income (loss)
Foreign currency translation adjustment	5,221	(23,990)	(18,769)

Comprehensive loss for the period	$ (6,313,634)	$ (372,380)	$ (6,686,014)

Basic and diluted loss per share	$ (0.19)	$ (0.03)

Weighted average number of shares outstanding	33,985,022	14,645,159

SEE ACCOMPANYING NOTES

INDIEMV MEDIA GROUP, INC.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the year ended June 30, 2008,

for the period August 2, 2006 (Date of Inception) to June 30, 2007 and

for the period August 2, 2006 (Date of Inception) to June 30, 2008

(Stated in US Dollars)

		August 2, 2006	August 2, 2006
		(Date of	(Date of
	Year ended	Inception) to	Inception) to
	June 30,	June 30,	June 30,
	2008	2007	2008

Operating Activities
Net loss for the period	$ (6,318,855)	$ (348,390)	$ (6,667,245)
Add items not involving cash:
Depreciation	4,777	394	5,171
Issuance of common shares for services	-	104,817	104,817
Interest expense	13,722	-	13,722
Loss on debt settlement	4,894,491	-	4,894,491
Changes in non-cash working capital balances related to operations
GST receivable	(34,699)	(9,235)	(43,934)
Deposits and prepaid expenses	(57)	(1,369)	(1,426)
Accounts payable and accrued liabilities	55,367	69,010	124,377

Cash used in operating activities	(1,385,254)	(184,773)	(1,570,027)

Investing activities
Purchase of equipment	(12,823)	(2,627)	(15,450)
Web-site development costs	(241,962)	(119,535)	(361,497)

Cash used in investing activities	(254,785)	(122,162)	(376,947)

Financing activities
Bank indebtedness	60	-	60
Common stock issued for cash	-	231,826	231,826
Loans payable	1,629,877	99,953	1,729,830

Cash provided by financing activities	1,629,937	331,779	1,961,716

Effect of foreign currency translation on cash	5,221	(19,963)	(14,742)

Increase in cash during the period	(4,881)	4,881	-

Cash at the beginning of the period	4,881	-	-

Cash at the end of the period	$ -	$ 4,881	$ -

Non-cash Transactions – Note 10

SEE ACCOMPANYING NOTES

INDIEMV MEDIA GROUP, INC.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

for the period August 2, 2006 (Date of Inception) to June 30, 2008

(Stated in US Dollars)

				Deficit
				Accumulated	Accumulated
	Common Stock		Additional	During the	Other
	Issued		Paid-in	Development	Comprehensive
	Shares	Amount	Capital	Stage	Loss	Total

Common stock issued for cash
Pursuant to subscription agreements - at $0.0001	20,000,000	$ 2,000	$ -	$ -	$ -	$ 2,000
- at $0.0944	2,060,000	194,526	-	-	-	194,526
- at $0.1412	250,000	35,300	-	-	-	35,300
Common stock issued for services
Pursuant to subscription agreements - at $0.0944	910,000	85,931	-	-	-	85,931
- at $0.0094	2,000,000	18,886	-	-	-	18,886
Net loss for the period	-	-	-	(348,390)	-	(348,390)
Foreign currency translation adjustment	-	-	-	-	(23,990)	(23,990)

Balance, June 30, 2007	25,220,000	336,643	-	(348,390)	(23,990)	(35,737)
Adjustment to the number of common shares outstanding as a result of the acquisition of IndieMV Media Group, Inc.
IndieMVMedia Group, Inc.	(25,220,000)	(336,643)	-	348,390	23,990	35,737
Jake’s Trucking International, Inc.	26,400,000	26,400	158,703	(348,390)	(23,990)	(187,277)
Common shares issued in connection with the acquisition of IndieMVMedia Group, Inc. – Note 4	17,600,000	17,600	133,940	-	-	151,540
Common shares issued to extinguish debt - at $1.01	6,005,654	6,006	6,059,705	-	-	6,065,711
Shareholder’s contributions upon settlement of debts – Note 7	-	-	81,000			81,000
Net loss for the period	-	-	-	(6,318,855)	-	(6,318,855)
Foreign currency translation adjustment	-	-	-	-	5,221	5,221

Balance, June 30, 2008	50,005,654	$ 50,006	$ 6,433,348	$ (6,667,245)	$ (18,769)	$ (202,660)

SEE ACCOMPANYING NOTES

INDIEMV MEDIA GROUP, INC.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

(Stated in US Dollars)

Note 1

Nature of Operations and Ability to Continue as a Going Concern

IndiMV Media Group, Inc. (formerly Jake’s Trucking International Inc.) (the Company) was incorporated on May 27, 2005 under the laws of the State of Nevada.  The Company changed its name from Jake’s Trucking International Inc. to IndieMV Media Group Inc. effective February 19, 2008.  The Company is in the development stage and its principal business is the development of a web site and music internet download service for independent and small record label music artists.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $6,667,245 since its inception, has a working capital deficiency of $574,436 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has a formal plan in place to address this concern (Note 11) and considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2

Preparation of Financial Statements

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year-end of June 30.  All financial transactions reported in the accompanying consolidated financial statements have been presented in US Dollars.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

IndieMVMedia Group, Inc.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2008 and 2007

(Stated in US Dollars) – Page 2

Note 2

Preparation of Financial Statements – (cont’d)

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying consolidated financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.  All of the Company’s assets and operations are located and conducted in Canada.

Note 3

Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financials statements include the accounts of the Company and its wholly owned subsidiary, IndieMV Media Group Inc. (“IndieMV”) incorporated on August 2, 2006 under the laws of British Columbia, Canada.  The consolidation of IndieMV has been recorded on a reverse acquisition basis (Note 4).  All intercompany transactions have been eliminated.

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

Foreign Currency Translation

The Company’s functional currency is in Canadian dollars as substantially all of the Company’s operations are in Canada and funds raised are denominated in Canadian dollars.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the SFAS No. 52 “Foreign Currency Translation” statement.

Foreign assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income account in Stockholder’s Equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses are included in operating expenses on the Statement of Operations.

IndieMVMedia Group, Inc.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2008 and 2007

(Stated in US Dollars) – Page 3

Note 3

Summary of Significant Accounting Policies – (cont’d)

Cash and Cash Equivalents

For the purposes of statement of cash flows, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Web Site Costs

The Company accounts for web site costs in accordance with the Statement of Position (“SOP”) No. 98-1 “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” and EITF 00-2, “Accounting for Web Site Development Costs”. Accordingly, web site development costs that are incurred during the web site application and infrastructure development stage and the graphic and content development stages are capitalized.

The Company’s management has also determined that it is probable the project will be completed and the software will be used as intended.  The capitalized costs of web site development meet the criteria as long-lived assets and will be amortized over the assets expected economic life.  Amortization will begin when the computer software is ready for its operations.

Web site costs incurred during the planning stage and pre-operation stage are expensed as incurred as well as operating stage expenses, once operations are achieved.

Equipment

Equipment is recorded at cost. Major additions are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of equipment is determined using the straight-line method over the expected useful life of the asset.  The expected useful life of computer equipment is three years.

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment in accordance with SFAS No 144, “Accounting for the Impairment or Disposal of Long-lived Assets”.  Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

IndieMVMedia Group, Inc.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2008 and 2007

(Stated in US Dollars) – Page 4

Note 3

Summary of Significant Accounting Policies – (cont’d)

Income Taxes

The Company uses the assets and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”.  Under the assets and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”).  The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions.  The interpretation is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Earnings (Loss) per Share

The Company reports basic loss per share in accordance with SFAS No. 128, “Earnings Per Share”.  Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.  Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.  At June 30, 2008 and 2007, the Company had no outstanding common stock equivalents.

IndieMVMedia Group, Inc.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2008 and 2007

(Stated in US Dollars) – Page 5

Note 3

Summary of Significant Accounting Policies – (cont’d)

Comprehensive Loss

The Company has adopted SFAS No. 130 “Reporting Comprehensive Income”.  Comprehensive loss is comprised of net loss and foreign currency translation adjustments.

Financial Instruments

The carrying value of the Company’s financial instruments consisting of cash, bank indebtedness, accounts payable and accrued liabilities and loans payable approximate their fair value due to the short-term maturity of such instruments.  Loan payable is carried at cost plus accrued interest and the carrying value is equal to the fair value.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements.  The Statement is to be particularly effective for the Company’s financial statements issued for its fiscal year beginning July 1, 2008.  The Company is currently evaluating the timing of adoption and the impact that adoption might have on its consolidated financial position or results of operations.

On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”.  This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for the Company’s financial statements issued for its fiscal year beginning July 1, 2008.  The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on its consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R “Business combinations” which is effective for fiscal years beginning after December 15, 2008.  SFAS No. 141R, which will replace SFAS No. 141, is applicable to business combinations consummated after the effective date of December 15, 2008.  The Company is currently evaluating the impact that the adoption of SFAS No. 141R might have on its financial position or results of operations.

IndieMVMedia Group, Inc.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2008 and 2007

(Stated in US Dollars) – Page 6

Note 3

Summary of Significant Accounting Policies – (cont’d)

New Accounting Standards – (cont’d)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”.  The standard requires all entities to report noncontrolling (minority) interests as equity in consolidated financial statements.  SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.  The Company is currently reviewing the guidance, which is effective for fiscal years beginning after December 15, 2008, to determine the potential impact, if any, on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the impact of SFAS 161 on its consolidated financial statements.

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

IndieMVMedia Group, Inc.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2008 and 2007

(Stated in US Dollars) – Page 7

Note 4

Acquisition – (cont’d)

This transaction has been accounted for using the purchase method of accounting, as a reverse acquisition because the former stockholders of IndieMV controlled 40% of the issued and outstanding shares of the Company and have control of the board of directors. In accordance with SFAS No. 141, the acquiring company has been identified as IndieMV.  The Company is the legal parent and is deemed to be a continuation of the business of the legal subsidiary, IndieMV.  The post-acquisition entity is accounted for as a recapitalization of IndieMV and is regarded as the predecessor entity as of December 24, 2007.  The Company adopted the year end of IndieMV, being June 30.  The value assigned to the common shares issued in the transaction was based on the fair value of the net assets of Jake’s at the recapitalization date which approximated the carrying value of $151,540. The operations of the Company are not included in the consolidated statement of operations from the effective date of the acquisition, December 24, 2007.  The disposal of Jake’s, a related party transaction, has been recorded as a disposal at the carrying value of Jake’s at $151,540, and consequently, there is no effect on the statements of operation.

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

The consolidated statements of operations and cash flows for the year ended June 30, 2007 do not include the results of operation or cash flows of the legal parent, the Company, for the period from October 1, 2007 (the date of commencement of the former year end of the Company) to December 24, 2007, the date of the reverse acquisition. Operations and cash flows of the Company for October 1, 2007 to December 24, 2007 were as follows:

IndieMVMedia Group, Inc.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2008 and 2007

(Stated in US Dollars) – Page 8

Note 4

Acquisition – (cont’d)

Statement of operations:

Net revenue	$ 160,587
Expenses	(119,760)

Net income	$ 40,827

Statement of cash flows:

Operating activities	$ 83,813
Financing activities	(46,337)
Foreign currency adjustment	(5,205)

Increase in cash during the period	32,271
Cash, October 1, 2007	6,640

Cash, at December 24, 2007	$ 38,911

The cash flow statement has not included the cash as cash received from investing activities as the cash was not received by the Company or Indie and was included in the assets disposed of in Jakes.

Note 5

Web Site Development

Web site development costs consist of web site application and infrastructure development stage costs and graphic and content development stages.  No amortization has been provided as the software is not ready for operations.

Note 6

Equipment

2008
Accumulated
	Cost	Depreciation	Net

Computer equipment	$ 15,450	$ 5,171	$ 10,279

2007
Accumulated
	Cost	Depreciation	Net

Computer equipment	$ 2,627	$ 394	$ 2,233

IndieMVMedia Group, Inc.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2008 and 2007

(Stated in US Dollars) – Page 9

Note 7

Loans Payable

	June 30,
	2008	2007

Promissory note repayable in Canadian dollars (CDN$50,000), unsecured, bears no specific terms of interest or repayment, due to a company controlled by a significant shareholder of the Company. This loan was paid during the year ended June 30, 2008	$ -	$ 47,215

Promissory note repayable in Canadian dollars

(CDN$20,000), unsecured, bears interest at 1% per

month or part thereof and is due December 31, 2007.

The Company had the option for the interest to be paid

in cash or common shares of the Company at $0.10 per

share.  The loan was repaid by a shareholder of the

Company during the year ended June 30, 2008.  The

Company has recorded this payment as shareholder

contributions as the shareholder will not request

repayment.  The Company recorded a loss on debt

settlement of $13,770 representing the difference

between the fair value of shares transferred from a

shareholder of the Company of $36,119 to

the noteholder and the actual amount of the debt

$22,349 (CDN$22,032).

	-	18,886

Promissory note repayable in Canadian dollars (CDN$25,000), unsecured, bears interest at 1% per month or part thereof and is due December 31, 2007. The loan was repaid by a shareholder of the Company during the year ended June 30, 2008. The Company has recorded this payment as shareholder contributions as the shareholder will not request repayment. The Company recorded a loss on debt settlement of $17,212 representing the difference between the fair value of shares transferred from a shareholder of the Company of $44,881 to the noteholder and the actual amount of the debt $27,669 (CDN$27,277).	-	23,607

Promissory note repayable in Canadian dollars (CDN$10,000), unsecured, bears interest at 10% per annum and is due December 31, 2008.	9,807	9,443

…/cont’d

IndieMVMedia Group, Inc.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2008 and 2007

(Stated in US Dollars) – Page 10

Note 7

Loans Payable – (cont’d)

	June 30,
	2008	2007

Advances from a director of the Company, unsecured and bears no specific terms of interest and is payable on demand.	3,138	802

Promissory note repayable in Canadian dollars (CDN $473,814) within 12 months of the advance of funds, bears interest at 10% per annum and is unsecured.	464,665	-

	477,610	99,953
Interest accrual	13,722	-

Total loans payable	$ 491,332	$ 99,953

The Company entered into an agreement whereby it would periodically receive cash advances, to be repaid in Canadian dollars within 12 months.  During the year end, June

30, 2008, these advances totalled $1,171,562 (CDN$1,196,081).  This balance and the accrued interest of $30,640 (CDN$31,281), totalling $1,202,202 (CDN$1,227,362) were paid during the year ended June 30, 2008 by the issuance of 6,005,654 common shares of the Company at approximately $0.20 (CDN$0.20) per share.  The Company recorded a loss on debt settlement of $4,863,509 representing the difference between the fair value of shares issued of $6,065,711 and the actual amount of the debt $1,202,202

(CDN$1,227,362).

Note 8

Related Party Transactions – Note 4 and 7

The Company incurred the following charges with directors and significant shareholders of the Company and companies with common directors during the period ended June 30, 2008 and 2007:

		August 2,
		2006 (Date of
	Year ended	Inception) to
	June 30,	June 30,
	2008	2007

Management fees	$ 446,974	$ 67,233
Marketing fees	75,992	16,484

	$ 522,966	$ 83,717

IndieMVMedia Group, Inc.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2008 and 2007

(Stated in US Dollars) – Page 11

Note 8

Related Party Transactions – Note 4 and 7 – (cont’d)

As at June 30, 2008, included in accounts payable is $78,454 (2007: $21,309) owing to a director and officers of the Company with respect to unpaid management fees.

Note 9

Income taxes

The Company's income tax expense for the periods ended June 30, 2008 and 2007 differed from the United States statutory rates:

	2008	2007

Effective tax rate	35%	35%

Statutory rate applied to loss before income taxes	$ (2,212,000)	$ (122,000)
Increase in income taxes resulting from:
Debt settlement	1,713,000	-
Others	-	1,000
Effect of reduction in Canadian statutory rate	160,000	-
Change in valuation allowance	339,000	121,000

Income tax expense	$ -	$ -

The significant components of the Company’s deferred tax assets are as follows:

	2008	2007

Deferred tax assets
Net operating losses carryforward	$ 459,000	$ 121,000
Equipment	1,000	-
Less: valuation allowance	(460,000)	(121,000)

Deferred tax assets	$ -	$ -

At June 30, 2008, the Company has incurred accumulated net operating losses totalling approximately $1,766,000 which are available to reduce taxable income in future taxation years.

These losses expire as follows:

Year of Expiry	Amount

2027	$ 346,000
2028	1,420,000

$ 1,766,000

IndieMVMedia Group, Inc.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2008 and 2007

(Stated in US Dollars) – Page 12

Note 9

Income taxes – (cont’d)

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely-than-not to be realized from future operations. Management considers it more-likely-than-not that the loss carryforward amounts will not be utilized against future income and, accordingly, a full valuation allowance has been applied.

Note 10

Non-Cash Transactions

Investing and financing activities that do not have a direct impact on the current cash flow are excluded from the statement of cash flows.  During the period ended June 30, 2007, the Company issued 2,910,000 common shares for a total of $104,817 in exchange for management and marketing fees.  These shares and related fees were valued based on the fair value of the shares at the time of issuance.  During the year ended June 30, 2008, the Company completed the acquisition of IndieMV and issued 17,600,000 common shares recorded as the fair value of the assets of the Company at the recapitalization date which approximated the carrying value of $151,540.  On January 14, 2008, the Company disposed of Jake’s in effect for the cancellation of 48,600,000 common shares, recorded at the carrying value of Jake’s, $151,540.  During the year ended June 30, 2008, the Company repaid loans with principle balances of $1,171,562 (CDN$1,196,081) together with accrued interest of $30,640 (CDN$31,281) by issuing 6,005,654 common shares to the lenders.

These transactions were excluded from the statements of cash flows.

Note 11

Subsequent Event

By a finder’s fee agreement dated July 31, 2008, the Company issued 1,000,000 common shares in consideration for services rendered to date and agreed to pay a finder’s fee in connection with a financing consummated by the Company with any financier introduced to the Company by the finder on or before July 31, 2009. The finder’s fee is calculated as 10% of any amounts received by the Company in cash and stock purchase warrants equaling 10% of the number of shares issued in the financing.  These warrants will bear the same terms as any warrants or options issued in the financing and will expire in two years from the issue date.  Upon closing of a financing for gross proceeds of $2,000,000, the Company will enter into a consulting agreement with the finder for a one year term and will pay a monthly fee of $8,000.

The Company also agreed that with respect to mergers and acquisitions introduced to the Company by the finder, the finder will receive 10% of the booked value of that merger or acquisition, to be paid in restricted stock issued by the Company.   In the event that the Company completes on a merger or acquisition that has investment capital attached and has been introduced by the finder, the finder will receive a percentage-based cash bonus as defined below:

IndieMVMedia Group, Inc.

(formerly Jake’s Trucking International, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2008 and 2007

(Stated in US Dollars) – Page 13

Note 11

Subsequent Event – (cont’d)

a)

If investment capital is less than $1 million, the finder will receive 8% of attached investment capital;

b)

If investment capital is $1 million or more, but less than $2 million, the finder will receive 7% of attached investment capital;

c)

If investment capital is $2 million or more, but less than $5 million, the finder will receive ``6% of attached investment capital;

d)

If investment capital is $5 million or more, but less than $10 million, the finder will receive 5% of attached investment capital;

e)

If investment capital is $10 million or more, the finder will receive 4% of attached investment capital.

The Company agreed that with respect to a joint venture, strategic alliance or business combination entered into by the Company and introduced by the finder, provided that the finder introduced the party to the Company during the term of the agreement or the term of the consulting agreement, the finder will be entitled to receive a commission payment of 5% of the first $1,950,000 of net revenues in excess of $50,000, generated by the Company as a result of aforementioned joint venture, strategic alliance or business combination.

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 13, 2008, based upon the recommendation of and approval by our board of directors we dismissed MacKay LLP, Chartered Accountants as our independent auditor and engaged BDO Dunwoody LLP to serve as our independent auditor for the fiscal year ending June 30, 2008. MacKay’s reports since inception on our financial statements did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, however, the audit reports contained going concern qualifications.

From Inception through the date of dismissal on February 13, 2008, there were no disagreements with MacKay on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to MacKay’s satisfaction, would have caused them to make references to the subject matter in connection with their reports of our financial statements for such years.  In addition, there were no reportable events as defined in Item 304(a)(1)(iv)(B) of Regulation S-B.

On February 13, 2008, our board of directors engaged the accounting firm of BDO Dunwoody LLP as our independent accountants.

ITEM 8A(T):  CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of June 30, 2008, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our board of directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended June 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B:  OTHER INFORMATION

Effective February 15, 2008 we changed our fiscal year end from September 30 to June 30.

On October 1, 2008, we change the address of our executive office from 220 – 425 Carrall Street, Vancouver, British Columbia to Suite 302, 1275 Hamilton Street, Vancouver, British Columbia.

Due to the implementation of British Columbia Instrument 51-509 on September 30, 2008 by the British Columbia Securities Commission, we have been deemed to be a British Columbia based reporting issuer.  As such, we are required to file certain information and documents at www.sedar.com

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers, Promoters and Control Persons

The following individuals serve as the directors and executive officers of our company.  All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified.  The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with our Company	Age	Date First Elected or Appointed
Ricardo E. Khayatte, Jr.	President Chief Executive Officer, Treasurer, Secretary and Director	28	December 24, 2007
Tim Flanagan	Chief Financial Officer	53	February 21, 2008
Andrew Hamilton	Director	33	January 30, 2008

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Ricardo E. Khayatte, Jr., President, Chief Executive Officer, Treasurer, Secretary and Director

Mr. Khayatte, Jr. was appointed as president chief executive officer, treasurer and secretary and elected a director of our company on December 24, 2007.

Mr. Khayatte has been employed since inception in August, 2006 until present as the founder and president of our subsidiary.  Prior to his employment with our subsidiary, from August 2001 until August 2006, Mr. Khayatte worked as an independent producer, sound engineer, music publisher, and independent artist on a contract basis.  Mr. Khayatte studied at Berkelee College of Music in Boston.

Tim Flanagan, Chief Financial Officer

Mr. Flanagan was appointed chief financial officer on February 21, 2008.

Mr. Flanagan has served as chief financial officer of our subsidiary since March 2007.  Prior to his employment with our subsidiary, Mr. Flanagan was employed as senior vice president of Finance and Administration at International Creative Management, a full service talent agency where he was employed from March 1990 through November 2006 in various financial management and administrative capacities.  Mr. Flanagan was previously employed in a variety of financial positions within the New York Times Corporation and began his career practicing public accounting with Ernst and Young.  Mr. Flanagan has an MBA in Taxation from St. John’s University and a BA degree in Accounting from St Bonaventure University.  He is a Certified Public Accountant.

Andrew Hamilton, Director

Mr. Hamilton was elected as a director on January 30, 2008.

Andrew has had extensive experience in managing projects and raising capital with both private and public companies alike. Andrew began his diverse career managing logistics for large-budget, film and television projects for clients such as Disney, Nike, Toyota and Ford.

He went on to both finance and produce feature films and television projects while founding and building a successful film production company. While maintaining extensive strategic relationships with individuals and organizations throughout both the entertainment and financial communities, Andrew has spent the last several years raising venture capital for both private and public companies.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Family Relationships

There are no family relationships among our directors or officers.

Code of Ethics

We have adopted a Code of Ethics that applies to, among other persons, our company's principal executive officer and chief financial officers, as well as persons performing similar functions. As adopted, our Code of Ethics sets forth written standards that are designed to deter wrongdoing and to promote good ethical judgment, and to avoid situations that create an actual or potential conflict between the principal executive officer or chief financial officer’s personal interests and the interests of our company.

We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: IndieMV Media Group, Inc., Suite 220 – 425 Carrall Street, Vancouver, British Columbia, Canada  V6B 6E3.

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter.  Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors.  The directors believe that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level.  Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees.  Our directors assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our Chief Executive Officer, at the address appearing on the first page of this annual report.

Advisory Board

On January 14, 2008 we appointed Joseph W. Abrams as a member and chairman of our Advisory Board.  Mr. Abrams will serve for an indefinite term and is entitled to compensation at the one year anniversary of his appointment in the form of options to purchase common stock of our company, with such options and terms thereof at the discretion of our board of directors.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, however, our board has determined that Andrew Hamilton qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of NASDAQ Marketplace Rules.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  The directors of our company do not believe that it is necessary to have an audit committee because our company believes that the functions of an audit committee can be adequately performed by our board of directors.  In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange

Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively.  Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended June 30, 2008, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Ricardo E. Khayatte, Jr.	1(1)	1	Nil
Ricardo E. Khayatte, Sr.	1(1)	1	Nil
Tim Flanagan	1(1)	1	Nil
Andrew Hamilton	1(2)	1	1

(1)

The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

(2)

The named officer, director or greater than 10% stockholder, as applicable, failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities.

ITEM 10:  EXECUTIVE COMPENSATION

Executive Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2008; and
(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended June 30, 2008, who we will collectively refer to as our named executive officers, of our company for the years ended June 30, 2008 and 2007, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation does not exceed $100,000 for the respective fiscal year: The table below  summarizes all  compensation  awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended June 30, 2008.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ricardo E. Khayatte, Jr.(1) President and, Chief Executive Officer	2008 2007	149,615 26,060	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	149,615 26,060
Tim Flanagan(2) Chief Financial Officer	2008 2007	159,650 41,173	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	159,650 41,173
Michael Quesnel(3) Former Chief Executive Officer	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Ricardo E. Khayatte, Sr. (4)	2008 2007	132,766 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	132,766 Nil
Mark Zimmerman(5)	2008 2007	75,992 16,484	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	75,992 16,484

(1)

Mr. Khayatte, Jr. was appointed President and Chief Executive Officer on December 24, 2007.

(2)

Mr. Flanagan was appointed Chief Financial Officer on February 21, 2008.

(3)

Mr. Quesnel resigned as an officer of our company on December 24, 2007.

(4)

Mr. Khayatte, Sr. was paid these funds as a consultant to our company.

Stock Option Plan

We currently do not have a stock option plan.

Stock Options and Stock Appreciation Rights

From the date of inception and up to June 30, 2008, we have not granted any stock options to directors and officers of our company.  As at June 30, 2008, there were no stock appreciation rights outstanding.

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. Other than as disclosed below, we did not pay any other director’s fees or other cash compensation for services rendered as a director for the year ended June 30, 2008.

Andrew Hamilton received $5,000 for the year ended June 30, 2008 as directors fees.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of the directors or executive officers of our company or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The following table sets forth, as of October 6, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers as a group.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Ricardo E. Khayatte Jr. Suite 406 – 2983 West 4th Avenue Vancouver BC V6K 1R5	Common stock	6,978,588	13.68%
Tim Flanagan 8 Peter Cooper Road, Apt 4B New York, NY 10010	Common stock	697,859	1.37%
Andrew Hamilton Suite 302 – 1275 Hamilton Street, Vancouver, BC	Common stock	Nil	Nil
Ricardo E. Khayatte Sr. 2316 Nelson Avenue West Vancouver, BC V7V 2R2	Common stock	6,978,588	13.68%
Directors and Executive Officers as a Group (3 persons)	common stock	7,676,447	15.05%

(1)

Based on 51,005,654 shares of common stock issued and outstanding as of October 6, 2008.  Except as otherwise indicated, we believe that the beneficial owner of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Equity Compensation Plan Information

As at June 30, 2008, we do not have any equity compensation plans in place.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended June 30, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last three completed fiscal years.

As at June 30, 2008, included in our accounts payable is $78,454 owing to a director and officer of our company with respect to unpaid management fees.

Director Independence

We currently act with three directors, consisting of Ricardo E. Khayatte, Jr. Tim Flanagan and Andrew Hamilton. We have determined that Andrew Hamilton is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities.  We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Transactions with Independent Directors

Our independent directors did not enter into any transactions, relationships or arrangements during the year ended June 30, 2008 there were considered by our board of directors in determining whether the director maintained his independence in accordance with NASDAQ Marketplace Rule 4200(a)(15).

ITEM 13:  EXHIBITS AND REPORTS

Exhibit Number	Description
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1

Agreement And Plan Of Merger, dated as of September 1, 2007, by and among Jake’s Trucking International,   Inc., a Nevada corporation ("JTI"), Jake’s Acquisition Corp., a to-be-formed Nevada corporation and wholly-owned subsidiary of JTI, and Indie MV Media, Inc., a British Columbia corporation (incorporated by reference to our Current Report on Form 8-K filed on September 12, 2007)

(3)	Articles of Incorporation/Bylaws
Articles of Incorporation dated May 27, 2005 (incorporated by reference to our Registration Statement on Form SB-2 filed on June 29, 2006)
By-Laws (incorporated by reference to our Registration Statement on Form SB-2 filed on August 22, 2006)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
Specimen ordinary share certificate 2005 (incorporated by reference to our Registration Statement on Form SB-2 filed on June 29, 2006)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed on December 20, 2007)
(21)	Subsidiaries of the Registrant
IndieMV Media Group, Inc (a British Columbia corporation)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Ricardo E. Khayatte, Jr.
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Tim Flanagan
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

*filed herewith

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the years ended June 30, 2008 and June 30, 2007:

Services	2008	2007
Audit fees	$40,396	$30,110
Tax fees	$1,330	$Nil
All other fees	$Nil	$Nil

Total fees	$41,726	$30,110

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by BDO Dunwoody LLP for the fiscal year ended June 30, 2008 and MacKay LLP, Chartered Accountants for the fiscal year ended June 30, 2007 in connection with statutory and regulatory filings or engagements.

Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

We do not use BDO Dunwoody LLP, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage BDO Dunwoody LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before BDO Dunwoody LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•

approved by our audit committee (the functions of which are performed by our entire board of directors); or

•

entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our entire board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our sole director either before or after the respective services were rendered.

Our board of directors have considered the nature and amount of fees billed by BDO Dunwoody LLP and believe that the provision of services for activities unrelated to the audit is compatible with maintaining BDO Dunwoody LLP’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIEMV MEDIA GROUP, INC.

By:  /s/ Ricardo E. Khayeatte, Jr

Ricardo E. Khayatte, Jr.
President, Chief Executive Officer and Director
Principal Executive Officer
Date: October 16, 2008.

By:  /s/ Tim Flanagan

Tim Flanagan

Chief Financial Officer
Principal Financial Officer
and Principal Accounting Officer
Date: October 16, 2008.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Ricardo E. Khayeatte, Jr

Ricardo E. Khayatte, Jr.
President, Chief Executive Officer and Director
Principal Executive Officer
Date: October 16, 2008.

By:  /s/ Andrew Hamilton

Andrew Hamilton

Director
Date: October 16, 2008.