Form 10-Q
period 2008-09-30
IndieMV Media Group, Inc.
filed 2008-11-19
CIK 1364623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			September 30, 2008
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-52492
INDIEMV MEDIA GROUP, INC.
(Exact name of registrant as specified in its charter)
Nevada				98-0461476
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Suite 302, 1275 Hamilton Street				V6B 1E2
(Address of principal executive offices)				(Zip Code)
(778) 737-8228
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES	[ ]	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer		[ ]		Accelerated filer		[ ]
Non-accelerated filer		[ ]	(Do not check if a smaller reporting company)	Smaller reporting company		[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
				[ ]	YES	[X]	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

				[ ]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
51,005,654 common shares issued and outstanding as of November 18, 2008

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Our unaudited interim consolidated financial statements for the three month period ended September 30, 2008 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

INDIEMV MEDIA GROUP, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Stated in US Dollars)

(Unaudited)

INDIEMV MEDIA GROUP, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

(Unaudited)

		September 30,	June 30,
ASSETS		2008	2008

Current
GST receivable		$ 10,998	$ 44,570
Deposits and prepaid expenses		-	1,521

		10,998	46,091
Web-site development		346,380	361,497
Equipment		8,619	10,279

		$ 365,997	$ 417,867

LIABILITIES

Current
Bank indebtedness		$ 421	$ 60
Accounts payable and accrued liabilities – Note 4		292,879	129,135
Loans payable – Note 3		510,333	491,332

		803,633	620,527

STOCKHOLDERS’ DEFICIENCY

Common stock
Authorized:
750,000,000	common shares at $0.001 par value
Issued and outstanding:
51,005,654	common shares (June 30, 2008 – 50,005,654)	51,006	50,006
Additional paid-in capital		6,742,348	6,433,348
Deficit accumulated during the development stage		(7,224,410)	(6,667,245)
Accumulated other comprehensive loss		(6,580)	(18,769)

		(437,636)	(202,660)

		$ 365,997	$ 417,867

SEE ACCOMPANYING NOTES

INDIEMV MEDIA GROUP, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars)

(Unaudited)

			Cumulative
			August 2, 2006
			(Date of
	Three months ended		Inception) to
	September 30,		September 30,
	2008	2007	2008

Operating expenses
Accounting and audit fees	$ 39,371	$ 11,324	$ 124,182
Bank charges and interest	422	727	3,753
Consulting fees	-	13,202	160,903
Depreciation	1,258	1,076	6,429
Finance charges – Note 5	317,626	-	317,626
Insurance	-	1,667	2,376
Interest on loans payable	12,447	7,136	61,345
Legal fees	11,773	5,401	51,116
Management fees – Note 4	140,678	87,551	654,885
Marketing fees – Note 4	350	53,998	238,450
Office and administration	10,260	(1,184)	47,010
Rent	-	4,101	28,260
Salaries and wages	7,854	40,071	254,010
Telephone	1,408	55	11,519
Travel and entertainment	563	24,193	156,528
Web-site costs	11,667	(17)	210,039

Net loss before other items	(555,677)	(250,021)	(2,328,431)

Other items:
Write off of deposits and prepaid expenses	1,488	-	1,488
Loss on debt settlement – Note 3	-	-	(4,894,491)

Net loss for the period	(557,165)	(250,021)	(7,224,410)

Other comprehensive income (loss):
Foreign currency translation adjustment	12,189	(10,816)	(6,580)

Comprehensive loss for the period	$ (544,976)	$ (260,837)	$ (7,230,990)

Basic and diluted loss per share	$ (0.01)	$ (0.01)

Weighted average number of shares outstanding	50,538,263	25,220,000

SEE ACCOMPANYING NOTES

INDIEMV MEDIA GROUP, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

			Cumulative
			August 2, 2006
			(Date of
	Three months ended		Inception) to
	September 30,		September 30,
	2008	2007	2008

Operating Activities
Net loss for the period	$ (557,165)	$ (250,021)	$ (7,224,410)
Add items not involving cash:
Depreciation	1,258	1,076	6,429
Issuance of common shares for services	317,626	-	422,443
Interest expense	11,136	7,136	24,858
Loss on debt settlement	-	-	4,894,491
Write-off of deposits and prepaid expenses	1,488	-	1,488
Changes in non-cash working capital balances related to operations
GST receivable	32,403	(6,611)	(11,531)
Deposits and prepaid expenses	-	-	(1,426)
Accounts payable and accrued liabilities	169,842	(18,438)	294,219

Cash used in operating activities	(23,412)	(266,858)	(1,593,439)

Investing activities
Purchase of equipment	-	(12,942)	(15,450)
Web-site development costs	-	(186,715)	(361,497)

Cash used in investing activities	-	(199,657)	(376,947)

Financing activities
Bank indebtedness	361	-	421
Common stock issued for cash	-	-	231,826
Loans payable	18,793	551,762	1,748,623

Cash provided by financing activities	19,154	551,762	1,980,870

Effect of foreign currency translation on cash	4,258	(10,816)	(10,484)

Increase in cash during the period	-	74,431	-

Cash at the beginning of the period	-	4,881	-

Cash at the end of the period	$ -	$ 79,312	$ -

Non-cash Transactions – Note 6

SEE ACCOMPANYING NOTES

INDIEMV MEDIA GROUP, INC.

 (A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

for the period August 2, 2006 (Date of Inception) to September 30, 2008

 (Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated	Accumulated
	Common Stock		Additional	During the	Other
	Issued		Paid-in	Development	Comprehensive
	Shares	Amount	Capital	Stage	Loss	Total

Common stock issued for cash
Pursuant to subscription agreements - at $0.0001	20,000,000	$ 2,000	$ -	$ -	$ -	$ 2,000
- at $0.0944	2,060,000	194,526	-	-	-	194,526
- at $0.1412	250,000	35,300	-	-	-	35,300
Common stock issued for services
Pursuant to subscription agreements - at $0.0944	910,000	85,931	-	-	-	85,931
- at $0.0094	2,000,000	18,886	-	-	-	18,886
Net loss for the period	-	-	-	(348,390)	-	(348,390)
Foreign currency translation adjustment	-	-	-	-	(23,990)	(23,990)

Balance, June 30, 2007	25,220,000	336,643	-	(348,390)	(23,990)	(35,737)
Adjustment to the number of common shares outstanding as a result of the acquisition of IndieMV Media Group, Inc.
IndieMVMedia Group, Inc.	(25,220,000)	(336,643)	-	348,390	23,990	35,737
Jake’s Trucking International, Inc.	26,400,000	26,400	158,703	(348,390)	(23,990)	(187,277)
Common shares issued in connection with the acquisition of IndieMVMedia Group, Inc.	17,600,000	17,600	133,940	-	-	151,540
Common shares issued to extinguish debt - at $1.01	6,005,654	6,006	6,059,705	-	-	6,065,711
Shareholder’s contributions upon settlement of debts	-	-	81,000			81,000
Net loss for the period	-	-	-	(6,318,855)	-	(6,318,855)
Foreign currency translation adjustment	-	-	-	-	5,221	5,221

Balance, June 30, 2008	50,005,654	$ 50,006	$ 6,433,348	$ (6,667,245)	$ (18,769)	$ (202,660)
Common stock issued for finder’s fees - at $0.31	1,000,000	1,000	309,000	-	-	310,000
Net loss for the period	-	-	-	(557,165)	-	(557,165)
Foreign currency translation adjustment	-	-	-	-	12,189	12,189

Balance, September 30, 2008	51,005,654	$ 51,006	$ 6,742,348	$ (7,224,410)	$ (6,580)	$ (437,636)

SEE ACCOMPANYING NOTES

INDIEMV MEDIA GROUP, INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Stated in US Dollars)

(Unaudited)

Note 1

Interim Consolidated Financial Statement

While the information presented in the accompanying September 30, 2008 interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ending June 30, 2009.

These consolidated financial statements should be read in conjunction with the Company’s June 30, 2008 audited financial statements.

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30,  2008, the Company had not yet achieved profitable operations, has accumulated losses of $7,224,410 since its inception, has a working capital deficiency of $792,635 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

IndieMV Media Group, Inc.

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

September 30, 2008

(Stated in US Dollars)

(Unaudited) – Page 2

Note 3

Loans Payable – Note 7

	September 30,	June 30,
	2008	2008

Promissory note repayable in Canadian dollars (CDN$10,000), unsecured, bears interest at 10% per annum and is due December 31, 2008.	$ 9,397	$ 9,807

Loans repayable in Canadian dollars (CDN$10,000) to directors of the Company, unsecured, bears interest of $100 per month and is due December 31, 2008.	9,397	-

Advances from a director of the Company, unsecured and bears no specific terms of interest and is payable on demand.	3,007	3,138

The Company entered into an agreement whereby it would periodically receive cash advances, to be repaid in the currency the advance was received (at September 30, 2008: CDN $333,844 and US $149,970 and at June 30, 2008: CDN $323,844 and US $149,970) within 12 months of such an advance at 10% interest, unsecured.	463,674	464,665

	485,475	477,610
Interest accrual	24,858	13,722

Total loans payable	$ 510,333	$ 491,332

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

IndieMV Media Group, Inc.

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

September 30, 2008

(Stated in US Dollars)

(Unaudited) – Page 3

Note 4

Related Party Transactions – Note 3

The Company incurred the following charges with directors and significant shareholders of the Company and companies with common directors during the three months ended September 30, 2008 and 2007:

	September 30,
	2008	2007

Management fees	$ 140,623	$ 51,100
Marketing fees	-	24,881

	$ 140,623	$ 76,091

As at September 30, 2008, included in accounts payable is $207,935 (June 30 2008: $78,454) owing to a director and officers of the Company with respect to unpaid management fees.

Note 5

Commitments

By a finder’s fee agreement dated July 31, 2008, the Company issued 1,000,000 common shares in consideration for services rendered to date and agreed to pay a finder’s fee in connection with a financing consummated by the Company with any financier introduced to the Company by the finder on or before July 31, 2009. The Company recorded $317,626 as a finance charge for the issuance of 1,000,000 common shares during the three months ended September 30, 2008.  The finance charge is calculated using the market value of the shares on the share issuance date. The finder’s fee is calculated as 10% of any amounts received by the Company in cash and stock purchase warrants equaling 10% of the number of shares issued in the financing.  These warrants will bear the same terms as any warrants or options issued in the financing and will expire in two years from the issue date.  Upon closing of a financing for gross proceeds of $2,000,000, the Company will enter into a consulting agreement with the finder for a one year term and will pay a monthly fee of $8,000.

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

IndieMV Media Group, Inc.

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

September 30, 2008

(Stated in US Dollars)

(Unaudited) – Page 4

Note 5

Commitments – (cont’d)

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

Note 6

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

On January 14, 2008, the Company disposed of its wholly owned subsidiary Jake’s Trucking International Inc. (“Jake’s”) in effect for the cancellation of 48,600,000 common shares, recorded at the carrying value of Jake’s, $151,540.

During the year ended June 30, 2008, the Company repaid loans with principle balances of $1,171,562 (CDN$1,196,081) together with accrued interest of $30,640 (CDN$31,281) by issuing 6,005,654 common shares to the lenders.

These transactions were excluded from the statements of cash flows.

Note 7

Subsequent Event

The Company received cash advances totaling $24,902 (CDN$26,500) from lenders pursuant to existing agreements.  The advances bear 10% interest and are to be repaid within 12 months of the date of the advances.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Our unaudited interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.  The following discussion should be read in conjunction with our company's audited consolidated financial statements and 10KSB for the year ended June 30, 2008 and unaudited interim consolidated financial statements and the related notes that appear elsewhere in this quarterly report

In this quarterly report, unless otherwise specified, all references to "common shares" refer to common shares in the capital of our company and the terms "we", "us" and "our" mean IndieMV Media Group, Inc. and our subsidiary.

General Overview

We were incorporated in the State of Nevada on May 27, 2005 under the name "Jake's Trucking International, Inc.".  We were initially in the truck rental and trucking service business transporting gravel to construction sites throughout the lower mainland in British Columbia, Canada.

The address of our principal executive office is Suite 302, 1275 Hamilton Street, Vancouver, British Columbia, Canada V6B 1E2.  Our telephone number is (778) 737-8228.  We have one subsidiary, IndieMV Media Group Inc., a British Columbia corporation.

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

Employees

As of September 30, 2008, we have 3 full-time employees and no part-time employees. Of those employees, none are covered by collective bargaining agreements.

As of September 30, 2008, we have employment agreements, through our wholly owned subsidiary, with Ricardo Khayatte, Jr., Ricardo Khayatte, Sr. and Tim Flanagan.

Results of Operations

Three month Summary ending September 30, 2008 and 2007

	Three Months Ended September 30
	2008		2007
Revenue	$	Nil	$	Nil
Operating Expenses		$555,677		$250,021
Net Loss		$544,976		$260,837

Expenses

During the three months ended September 30, 2008, we incurred operating expenses in the amount of $555,677 compared to operating expenses of $250,021 incurred during the same period in 2007. These operating expenses were comprised of accounting and audit fees of $39,371 (2007: $11,324), consulting fees of $Nil (2007: $13,202), depreciation of $1,258 (2007: $1,076), finance charges of $317,626 (2007: $Nil), insurance of $Nil (2007: $1,667), management fees of $140,678 (2007: $87,551), legal fees of $11,773 (2007: $5,401), bank charges and interest of $422 (2007: $727), interest on loan payable of $12,447 (2007: $7,136), marketing fees of $350 (2007: $53,998), office and administration of $10,260 (2007: $(1,184)), rent of $Nil (2007: $4,101), salaries and wages of $7,854 (2007: $40,071), telephone of $1,408 (2007: $55), travel and entertainment of $563 (2007: $24,193) and website costs of $11,667 (2007: $(17)).

In addition to the operating losses, we have incurred losses from write off of deposits and prepaid expenses $1,488 and incurred gain foreign currency translation adjustment of $12,189.

Revenue

We have no revenues from operations, have experienced losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

At September 30, 2008, we had a working capital deficit of $792,635 compared to a deficit of $574,436 for the three months ended September 30, 2007. This was mainly due to a decrease in GST receivable.

At September 30, 2008, our total assets were $365,997, of which $Nil consisted of cash, $10,998 consisted of GST receivable, $Nil consisted of deposits and prepaid expenses, $346,380 consisted of web-site development and $8,619 consisted of equipment.

At September 30, 2008, our total liabilities were $803,633, of which $421 consisted of bank indebtedness, $292,879 consisted of accounts payable and accrued liabilities and $510,333 consisted of loans payable.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

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

Item 3.  Quantitative Disclosures About Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

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

As of September 30, 2008, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.  Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

Risks Related To Our Business and Industry

We have a history of losses and have negative cash flows from operations, which raises substantial doubt about our ability to continue as a going concern.

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are able to successfully market our technology. To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses from inception to September 30, 2008 of $7,230,990. There is no assurance that actual cash requirements will not exceed our estimates. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

You should consider our business and prospects in light of the risks, expenses and difficulties encountered by companies in their early stage of development in a rapidly evolving industry.  From inception to September 30, 2008, we have had no revenue. We have experienced net losses of approximately $7,230,990 from inception through September 30, 2008, and we have not yet been able to generate a positive cash flow from operations. In addition to the operating losses, we have incurred a loss of $6,580 due to foreign currency translation, a gain on the write off of deposits and prepaid expenses of $1,488 and loss on debt settlement of $4,894,491. We cannot be certain that we will be able to generate net income and positive cash flow from operations in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

Effective May 29, 2008, we appointed Adrian J. Palmer and Sherwin John Y. Lim to our board of directors.  Our board of directors now consists of Andrew Hamilton, Ricardo E. Khayatte, Jr., Adrian J. Palmer and Sherwin John Y. Lim.

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-K

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
Articles of Incorporation dated May 27, 2005 (incorporated by reference to our Registration Statement on Form SB-2 filed on June 29, 2006)
By-Laws (incorporated by reference to our Registration Statement on Form SB-2 filed on August 22, 2006)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
Specimen ordinary share certificate 2005 (incorporated by reference to our Registration Statement on Form SB-2 filed on June 29, 2006)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed on December 20, 2007)
(21)	Subsidiaries of the Registrant
IndieMV Media Group, Inc (a British Columbia corporation)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Ricardo E. Khayatte, Jr.
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Tim Flanagan
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Ricardo E. Khayatte, Jr.
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Tim Flanagan

*

Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIEMV MEDIA GROUP, INC.

By: Ricardo E. Khayatte, Jr., President, Chief Executive Officer,
and Director
(Principal Executive Officer)

Dated:  November 19, 2008

By: Tim Flanagan, Chief Financial Officer
(Principal Financial Officer)

Dated: November 19, 2008