Form 10-K/A
period 2008-06-30
IndieMV Media Group, Inc.
filed 2008-12-23
CIK 1364623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/ A

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

35,647,654 common shares @ $0.06 (1) = $ 2,138,859
(1) Closing prices on November 26 , 2008.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 51,005,654 shares of common stock as at November 26 , 2008.

TABLE OF CONTENTS

ITEM 1:  DESCRIPTION OF BUSINESS

5

RISK FACTORS

8

ITEM 2:  DESCRIPTION OF PROPERTY

11

ITEM 3:  LEGAL PROCEEDINGS

11

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

11

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

11

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

12

ITEM 7:  FINANCIAL STATEMENTS

18

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

  AND FINANCIAL DISCLOSURE

38

ITEM 8A(T):  CONTROLS AND PROCEDURES

38

ITEM 8B:  OTHER INFORMATION

39

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

39

ITEM 10:  EXECUTIVE COMPENSATION

43

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

46

ITEM 13:  EXHIBITS AND REPORTS

47

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

48

SIGNATURES

49

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

The address of our principal executive office is Suite 302, 1275 Hamilton Street , Vancouver, British Columbia, Canada V6B 1E2 ..  Our telephone number is (778) 737-8228.  We have one subsidiary, IndieMV Media Group Inc., a British Columbia corporation.

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

c)

If investment capital is $2 million or more, but less than $5 million, the finder will receive 6% of attached investment capital;

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

Name	Position Held with our Company	Age	Date First Elected or Appointed
Ricardo E. Khayatte, Jr.	President Chief Executive Officer, Treasurer, Secretary and Director	29	December 24, 2007
Tim Flanagan	Chief Financial Officer	53	February 21, 2008
Andrew Hamilton	Director	34	January 30, 2008
Adrian J. Palmer	Director	60	May 29, 2008
Sherwin John Y. Lim	Director	47	May 29, 2008

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

Adrian J. Palmer, Director

Adrian Palmer is a corporate director, advisor and entrepreneur.  An engineering graduate of University of Manitoba, he earned an MBA at Northwestern University’s Kellogg School of Management (1972) and is a Fellow of the Institute of Certified Management Consultants of BC.  Adrian is a certified corporate director, holding the Institute of Corporate Directors’ ICD.D designation, and is a Professional Engineer.

Mr. Palmer serves on the Advisory Board of a private plastics manufacturing and distribution company, is Vice Chair of the Advisory Board of a private electrical wire and cable distributor, and is independent counsel to several other boards and senior management groups.  In the past five years, he has served as a director of two junior mineral exploration companies, including Gravity West Mining Corp. listed on the TSX-V (GRW), and has been Chair and CEO of an early stage chemical manufacturing company.

In 2002, Mr. Palmer concluded a 30-year career as a professional management consultant.   His practice focused on business strategy, general management, corporate governance and implementation.  During this time, he spent five years as National Chair of a prominent management consulting partnership, and seven years as CEO of a leading professional services company.  Mr. Palmer has also served on the boards of and chaired several municipal, arts and professional organizations in Edmonton, Toronto and Calgary.  He is a past President of the Institute of Certified Management Consultants of Canada.

Sherwin John Y. Lim, Director

Sherwin John Y. Lim is an entrepreneur with an extensive background in commercial and investment banking and financial management consulting with a proven history in the formation and development of successful businesses and international interests.

With a BA in Economics and an MBA from Laurentian University, Ontario, Mr. Lim began his career as a licensed stockbroker/RR in the TSX (Toronto Stock Exchange) and then trained as a Commercial Banker in Citibank Manila. Subsequently he served as an Investment Banker with the Pacific Asia Capital Corporation and was Financial Management Consultant for De la Rue plc, which is the world’s largest provider of security paper and currency printing equipment.

A noted entrepreneur, Mr. Lim has founded a number of start-ups that have thrived and are successful ongoing businesses in Canada and the Philippines in the varied fields of Wholesale Distribution, Bonded Warehousing, Customs Brokerage, Plastics and Video Compression Technology. He is currently a Director on the Board of Taiga Building Products Ltd. and was the Audit Committee Chairman from 2004 to 2007. Taiga is Canada’s Largest Distributor of Lumber and Building Products with annual sales in excess of a billion dollars.

Bridging enterprise and social responsibility, Mr. Lim also serves on the Board of Advisers for Canadian Pacific Global Pharmaceuticals, which is engaged in the marketing and distribution of pharmaceutical products.  He is a Founding Benefactor of the Lion’s Medical Eye Bank of the Philippines Foundation, headquartered at the Cebu Doctors’ University Hospital and inaugurated last January 2007.

In June 2008, Mr. Lim enrolled in the ‘Corporate Restructuring, Mergers & Acquisitions Course’ of the Harvard Business School.

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

We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: IndieMV Media Group, Inc., Suite 302, 1275 Hamilton Street , Vancouver, British Columbia, Canada   V6B 1E2 ..

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

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item  407(d)(5)(ii) of Regulation S-B, however, our board has determined that Andrew Hamilton,  Adrian J. Palmer and Sherwin John Y. Lim qualify as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of NASDAQ Marketplace Rules.

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

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Ricardo E. Khayatte, Jr.	1(1)	1	Nil
Ricardo E. Khayatte, Sr.	1(1)	1	Nil
Tim Flanagan	1(1)	1	Nil
Andrew Hamilton	1(2)	1	1
Adrian J. Palmer	1(2)	1	1
Sherwin John Y. Lim	1(2)	1	1

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

(5)

Mr. Zimmerman was our Marketing Director.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The following table sets forth, as of November 26, 2008 , certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers as a group.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Ricardo E. Khayatte Jr. Suite 406 – 2983 West 4th Avenue Vancouver BC V6K 1R5	Common stock	6,978,588	13.68%
Tim Flanagan 8 Peter Cooper Road, Apt 8B New York, NY 10010	Common stock	697,859	1.37%
Andrew Hamilton Suite 302 – 1275 Hamilton Street, Vancouver, BC	Common stock	Nil	Nil
Adrian J. Palmer Suite 401 – 3065 Heather Street, Vancouver, BC V5Z 3K1	Common stock	354,036	0.694%
Sherwin John Y. Lim 187 Stevens Drive, West Vancouver, BC	Common stock	348,929	0.684%
Ricardo E. Khayatte Sr. 2316 Nelson Avenue West Vancouver, BC V7V 2R2	Common stock	6,978,588	13.68%
Directors and Executive Officers as a Group ( 5 persons)	common stock	8,379,412	16.43%

(1)

Based on 51,005,654 shares of common stock issued and outstanding as of November 2 6, 2008.  Except as otherwise indicated, we believe that the beneficial owner of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

In September 2008, two of our directors made loans of $5,000 each to our company at a fee of $100 per month.  The loans are unsecured and are repayable by December 30, 2008.

Director Independence

We currently act with four directors, consisting of Ricardo E. Khayatte, Jr., Andrew Hamilton, Adrian J. Palmer and Sherwin John Y. Lim. We have determined that Andrew Hamilton, Adrian J. Palmer and Sherwin John Y. Lim are “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Transactions with Independent Directors

Our independent directors did not enter into any transactions, relationships or arrangements during the year ended June 30, 2008  that were considered by our board of directors in determining whether the directors maintained their independence in accordance with NASDAQ Marketplace Rule 4200(a)(15).

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
Date:   December 19 , 2008.

By:  /s/ Tim Flanagan

Tim Flanagan

Chief Financial Officer
Principal Financial Officer
and Principal Accounting Officer
Date:   December 19 , 2008.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Ricardo E. Khayatte, Jr.

Ricardo E. Khayatte, Jr.
President, Chief Executive Officer and Director
Principal Executive Officer
Date:   December 19 , 2008.

By:  /s/ Andrew Hamilton

Andrew Hamilton

Director
Date: December 19, 2008.

By:   /s/ Adrian J. Palmer

Adrian J. Palmer
Director
Date: _December 19, 2008.

By:  /s/ Sherwin John Y. Lim

Sherwin John Y. Lim

Director
Date: December 19, 2008.