Form 10-Q
period 2008-12-31
IndieMV Media Group, Inc.
filed 2009-02-17
CIK 1364623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			December 31, 2008
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-52492
INDIEMV MEDIA GROUP, INC.
(Exact name of registrant as specified in its charter)
Nevada				98-0461476
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Suite 302, 1275 Hamilton Street				V6B 1E2
(Address of principal executive offices)				(Zip Code)
(778) 317-1383
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
37,048,478 common shares issued and outstanding as of February 16, 2008

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Our unaudited interim consolidated financial statements for the six month period ended December 31, 2008 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

INDIEMV MEDIA GROUP, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(Stated in US Dollars)

(Unaudited)

INDIEMV MEDIA GROUP, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

(Unaudited)

		December 31,	June 30,
ASSETS		2008	2008

Current
GST receivable		$ 4,578	$ 44,570
Deposits and prepaid expenses		-	1,521

		4,578	46,091
Web-site development		301,640	361,497
Equipment		-	10,279

		$ 306,218	$ 417,867

LIABILITIES

Current
Bank indebtedness		$ 665	$ 60
Accounts payable and accrued liabilities – Note 5		53,460	129,135
Loans payable – Note 4		500,103	491,332

		$ 554,228	620,527

STOCKHOLDERS’ DEFICIENCY

Common stock
Authorized:
750,000,000	common shares at $0.001 par value
Issued and outstanding:
37,048,478	common shares (June 30, 2008 – 50,005,654)	37,049	50,006
Additional paid-in capital		7,039,397	6,433,348
Deficit accumulated during the development stage		(7,347,047)	(6,667,245)
Accumulated other comprehensive loss		22,591	(18,769)

		(248,010)	(202,660)

		$ 306,218	$ 417,867

SEE ACCOMPANYING NOTES

INDIEMV MEDIA GROUP, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars)

(Unaudited)

					Cumulative
					August 2, 2006
					(Date of
					Inception of the
					Development
	Three months ended		Six months ended		Stage) to
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008

Operating expenses
Accounting and audit fees	$ 2,089	$ 30,555	$ 41,460	$ 41,879	$ 126,271
Bank charges and interest	377	467	799	1,194	4,130
Consulting fees	-	10,095	-	23,297	160,903
Depreciation	1,086	1,099	2,344	2,175	7,515
Finance charges – Note 6	-	-	317,626	-	317,626
Insurance	-	259	-	1,926	2,376
Interest on loans payable	14,819	23,690	27,266	30,826	76,164
Legal fees	3,133	21,538	14,906	26,939	54,249
Management fees – Note 5	95,657	76,144	234,335	163,695	748,542
Marketing fees - Note 5	-	138,060	350	192,058	238,450
Office and administration	958	17,045	11,218	15,861	47,968
Rent	-	8,343	-	12,444	28,260
Salaries and wages	-	113,837	7,854	153,908	254,010
Telephone	-	909	1,408	964	11,519
Travel and entertainment	-	37,908	563	62,821	156,528
Web-site costs	-	544	11,667	527	210,039

Net loss for the period	(118,119)	(480,493)	(671,796)	(730,514)	(2,444,550)

Other items:
Loss on disposal of equipment	(6,518)	-	(6,518)	-	(6,518)
Loss on debt settlements	-	-	-	-	(4,894,491)
Write off of deposits and prepaids	-	-	(1,488)	-	(1,488)

Net loss for the period	(124,637)	(480,493)	(679,802)	(730,514)	(7,347,047)

Other comprehensive income (loss)
Foreign currency translation adjustment	29,171	(1,359)	41,360	(12,175)	22,591

Comprehensive loss for the period	$ (95,466)	$ (481,852)	$ (638,442)	$ (742,689)	$ (7,324,456)

Basic and diluted loss per share	$ (0.00)	$ (0.02)	$ (0.01)	$ (0.03)

Weighted average number of shares outstanding	51,005,654	26,356,923	50,841,720	25,785,355

SEE ACCOMPANYING NOTES

INDIEMV MEDIA GROUP, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

			Cumulative
			August 2, 2006
			(Date of
	Six months ended		Inception) to
	December 31,		December 31,
	2008	2007	2008
Operating Activities
Net loss for the period	$ (679,802)	$ (730,514)	$ (7,347,047)
Add items not involving cash:
Depreciation	2,344	2,175	7,515
Finance charges	317,626	-	317,626
Interest expense	27,266	30,826	40,988
Issuance of common shares for services	-	-	104,817
Loss on debt settlement	-	-	4,894,491
Loss on disposal of equipment	6,518	-	6,518
Management fees	275,466	-	275,466
Write-off of deposits and prepaid expenses	1,488	-	1,488

GST receivable	44,363	(7,045)	429
Deposits and prepaid expenses	-	(2,490)	(1,426)
Accounts payable and accrued liabilities	(73,313)	40,982	51,064
Cash used in operating activities	(78,044)	(666,066)	(1,648,071)

Investing activities
Purchases of equipment	-	(12,931)	(15,450)
Web-site development costs	-	(256,695)	(361,497)
Cash used in investing activities	-	(269,626)	(376,947)

Financing activities
Bank indebtedness	605	-	665
Common stock issued for cash	-	-	231,826
Proceeds of loans payable	44,652	963,197	1,774,482
Cash provided by financing activities	45,257	963,197	2,006,973

Effect of foreign currency translation on cash	32,787	(12,175)	18,045

Increase in cash during the period	-	15,330	-
Cash at the beginning of the period	-	4,881	-

Cash at the end of the period	$ -	$ 20,211	$ -

Supplementary Information
Interest paid	$ -	$ -	$ -
Taxes paid	$ -	$ -	$ -
Non-cash Transactions – Note 7

SEE ACCOMPANYING NOTES

INDIEMV MEDIA GROUP, INC.

 (A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

for the period August 2, 2006 (Date of Inception) to December 31, 2008

 (Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated	Accumulated
	Common Stock		Additional	During the	Other
	Issued		Paid-in	Development	Comprehensive
	Shares	Amount	Capital	Stage	Loss	Total
Common stock issued for cash
Pursuant to subscription agreements - at $0.0001	20,000,000	$ 2,000	$ -	$ -	$ -	$ 2,000
- at $0.0944	2,060,000	194,526	-	-	-	194,526
- at $0.1412	250,000	35,300	-	-	-	35,300
Common stock issued for services
Pursuant to subscription agreements - at $0.0944	910,000	85,931	-	-	-	85,931
- at $0.0094	2,000,000	18,886	-	-	-	18,886
Net loss for the period	-	-	-	(348,390)	-	(348,390)
Foreign currency translation adjustment	-	-	-	-	(23,990)	(23,990)
Balance, June 30, 2007	25,220,000	336,643	-	(348,390)	(23,990)	(35,737)
Adjustment to the number of common shares outstanding as a result of the acquisition of IndieMV Media Group, Inc.
IndieMVMedia Group, Inc.	(25,220,000)	(336,643)	-	348,390	23,990	35,737
Jake’s Trucking International, Inc.	26,400,000	26,400	158,703	(348,390)	(23,990)	(187,277)
Common shares issued in connection with the acquisition of IndieMVMedia Group, Inc.	17,600,000	17,600	133,940	-	-	151,540
Common shares issued to extinguish debt - at $1.01	6,005,654	6,006	6,059,705	-	-	6,065,711
Shareholder’s contributions upon settlement of debts	-	-	81,000	-	-	81,000
Net loss for the period	-	-	-	(6,318,855)	-	(6,318,855)
Foreign currency translation adjustment	-	-	-	-	5,221	5,221
Balance, June 30, 2008	50,005,654	50,006	6,433,348	(6,667,245)	(18,769)	(202,660)
Common stock issued for finder’s fees - at $0.31	1,000,000	1,000	316,665	-	-	317,665
Net loss for the period	-	-	-	(679,802)	-	(679,802)
Foreign currency translation adjustment	-	-	-	-	41,360	41,360
Share cancellation – Note 8	(13,957,176)	(13,957)	13,957	-	-	-
Service contribution – Note 8	-	-	275,427	-	-	275,427
Balance, December 31, 2008	37,048,478	$ 37,049	$ 7,039,397	$ (7,347,047)	$ 22,591	$ (248,010)

SEE ACCOMPANYING NOTES

INDIEMV MEDIA GROUP, INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(Stated in US Dollars)

(Unaudited)

Note 1

Interim Consolidated Financial Statement

While the information presented in the accompanying December 31, 2008 interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that can be expected for the year ending June 30, 2009.

These consolidated financial statements should be read in conjunction with the Company’s June 30, 2008 audited financial statements.

Note 2

New Accounting Standards

In December 2008, the FASB issued FSP FAS140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company does not expect the adoption of the FSP will have any impact on its results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF07-5”). EITF07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact, if any, on its consolidated financial position and results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 should have no effect on the financial position and results of operations of the Company.

IndieMV Media Group, Inc.

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

December 31, 2008

(Stated in US Dollars)

(Unaudited) – Page 2

Note 2

New Accounting Standards – (cont’d)

In January 2008, Staff Accounting Bulletin (“SAB”) 110, “Share-Based Payment” was issued. Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, “Share-Based Payment”. The adoption of SAB 110 should have no effect on the financial position and results of operations of the Company.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the first fiscal year beginning after December 15, 2008. Management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the first fiscal year beginning after December 15, 2008. Management is in the process of evaluating the impact SFAS 160 will have on the Company’s financial statements upon adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. There was no impact on the Company’s quarterly financial statements resulting from adoption of this new standard.

In February 2007, FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". FASB 159 is effective for fiscal years beginning after November 15, 2007. FASB 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. There is no impact on the Company’s quarterly financial statements resulting from adoption of this new standard.

Note 3

Nature of Operations and Ability to Continue as a Going Concern

The Company (“IndieMV Media Group, Inc.”, formerly Jake’s Trucking International, Inc.) was incorporated in the State of Nevada on May 27, 2005.  The Company changed its name from Jake’s Trucking International, Inc. to IndieMV Media Group, Inc. on February 19, 2008.

IndieMV Media Group, Inc.

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

December 31, 2008

(Stated in US Dollars)

(Unaudited) – Page 3

Note 3

Nature of Operations and Ability to Continue as a Going Concern – (cont’d)

The Company’s principal business is the preparation of a web site and music download service for independent and small record label artists that are not serviced by the major download sites.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31,  2008, the Company had not yet achieved profitable operations, has accumulated losses of $7,347,461 since its inception, has a working capital deficiency of $549,650 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 4

Loans Payable

	December 31,	June 30,
	2008	2008
Promissory note repayable in Canadian dollars (CDN$10,000), unsecured, bears interest at 10% per annum and is due December 31, 2008.	$ 8,183	$ 9,807

Loans repayable in Canadian dollars (CDN$10,000) to directors of the Company, unsecured, bears interest of $100 per month and is due December 31, 2008.	8,183	-

Advances from a director of the Company, unsecured and bears no specific terms of interest and is payable on demand.	2,619	3,138
The Company entered into an agreement whereby it would periodically receive cash advances, to be repaid in the currency the advance was received (at December 31, 2008: CDN $383,544 and US $149,970 and at June 30, 2008: CDN $483,814 within 12 months of such an advance at 10% interest, unsecured.	444,839	464,665
	463,824	477,610
Interest accrual	36,279	13,722
Total loans payable	$ 500,103	$ 491,332

IndieMV Media Group, Inc.

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

December 31, 2008

(Stated in US Dollars)

(Unaudited) – Page 4

Note 4

Loans Payable – (cont’d)

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

Note 5

Related Party Transactions

The Company incurred the following charges with directors and significant shareholders of the Company and companies with common directors during the three months ended December 31, 2008 and 2007:

	December 31,
	2008	2007

Management fees	$ 234,335	$ 163,695
Marketing fees	350	75,691

	$ 234,685	$ 239,386

As at December 31, 2008, included in accounts payable is $Nil (June 30 2008: $78,454) owing to a director and officers of the Company with respect to unpaid management fees.

Note 6

Commitments

By a finder’s fee agreement dated July 31, 2008, the Company issued 1,000,000 common shares in consideration for services rendered to date and agreed to pay a finder’s fee in connection with a financing consummated by the Company with any financier introduced to the Company by the finder on or before July 31, 2009. The Company recorded $317,626 as a finance charge for the issuance of 1,000,000 common shares during the six-months ended December 31, 2008.  The finance charge is calculated using the market value of the shares on the share issuance date. The finder’s fee will be calculated as 10% of any amounts received by the Company in cash and stock purchase warrants.  These warrants will bear the same terms as any warrants or options issued in the financing and will expire in two years from the issue date.  Upon closing of a financing for gross proceeds of $2,000,000, the Company will enter into a consulting agreement with the finder for a one year term and will pay a monthly fee of $8,000.

The Company also agreed that with respect to mergers and acquisitions introduced to the Company by the finder, the finder will receive 10% of the booked value of that merger or acquisition, to be paid in restricted stock issued by the Company.   In the event that the Company completes a merger or acquisition that has investment capital attached and has

IndieMV Media Group, Inc.

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

December 31, 2008

(Stated in US Dollars)

(Unaudited) – Page 5

Note 6

Commitments – (cont’d)

been introduced by the finder, the finder will receive a percentage-based cash bonus as defined below:

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

The Company agreed that with respect to a joint venture, strategic alliance or business combination entered into by the Company and introduced by the finder, provided that the finder introduced the party to the Company during the term of the agreement or the term of the consulting agreement, the finder will be entitled to receive a commission payment of 5% of the first $1,950,000 of net revenues in excess of $50,000, generated by the Company as a result of the aforementioned joint venture, strategic alliance or business combination.

Note 7

Non-Cash Transactions

Investing and financing activities that do not have a direct impact on the current cash flow are excluded from the statement of cash flows.

During the six-month period ended December 31, 2008, the Company completed the acquisition of IndieMV and issued 17,600,000 common shares recorded as the fair value of the assets of the Company at the recapitalization date which approximated the carrying value of $151,540.

On January 14, 2008, the Company disposed of its wholly owned subsidiary Jake’s Trucking International Inc. (“Jake’s”) in effect for the cancellation of 48,600,000 common shares, recorded at the carrying value of Jake’s, $151,540.

Since inception, the Company repaid loans with principal balances of $1,171,562 (CDN$1,196,081) together with accrued interest of $30,640 (CDN$31,281) by issuing 6,005,654 common shares to the lenders.

These transactions were excluded from the statements of cash flows.

Note 8

Share Cancellation

During the period ended December 31, 2008 the Company reached a Settlement and Release Agreement with the former management of the Company. The transaction involved the return of 13,957,176 common shares of the Company and the discharge of all amounts owing to the parties. The share cancellation has decreased the par value of common shares by $13,957 and increased Additional Paid in Capital by the same amount.

The discharge of amounts owing to the former management resulted in a $275,428 increase to Additional Paid in Capital with the balance being relieved from accounts payables.

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

Our unaudited interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.  The following discussion should be read in conjunction with our company's audited consolidated financial statements and 10KSB for the year ended June 30, 2008 and unaudited interim consolidated financial statements and the related notes that appear elsewhere in this quarterly report

In this quarterly report, unless otherwise specified, all references to "common shares" refer to common shares in the capital of our company and the terms “the Company”, "we", "us" and "our" mean IndieMV Media Group, Inc. and our subsidiary.

General Overview

We were incorporated in the State of Nevada on May 27, 2005 under the name "Jake's Trucking International, Inc.".  We were initially in the truck rental and trucking service business transporting gravel to construction sites throughout the lower mainland in British Columbia, Canada.

The address of our principal executive office is Suite 302, 1275 Hamilton Street, Vancouver, British Columbia, Canada V6B 1E2.  Our telephone number is (778) 317-1383.  We have one subsidiary, IndieMV Media Group Inc., a British Columbia corporation.

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

On December 22, 2008, Mr. Adrian J. Palmer resigned as a director of our company and on December 30, 2008, Mr. Sherwin Lim resigned as a director of our company.

Effective December 30, 2008, we entered into a release and settlement agreement between our company, South American Business Development Corporation, Ricardo Khayatte and Ricardo Khayatte, Jr., wherein South America Business Development, Ricardo Khayatte and Ricardo Khayatte, Jr. have agreed to the cancellation of an aggregate of 13,957,176 shares of common stock of our company and the termination of all agreements with our company.  Additionally, pursuant to the terms of the release and settlement agreement, Ricardo Khayatte, Jr. has resigned as a director and officer of our company.

Effective December 30, 2008, Ricardo Khayatte, Jr. has resigned as president, chief executive officer, treasurer, secretary and a director of our company and Andrew Hamilton has been appointed interim president, chief executive officer, treasurer and secretary.

Effective February 2, 2009, we entered into a release and settlement agreement between our company and Tim Flanagan, our chief financial officer, wherein Tim Flanagan has agreed to the termination of all agreements with our company.  Additionally, pursuant to the terms of the release and settlement agreement, Tim Flanagan has resigned as the chief financial officer of our company.

Our Current Business

Until recently we were primarily engaged in the business of developing our on-line social networking community centered around independent music.  During the quarter ended December 31, 2008, our management decided to re-work our revenue sharing model and make alterations to our website.  As a result of this decision, we temporarily took our website off line. In order to make the necessary changes to our revenue sharing model and our website, we will require debt financing or equity financing from the sale of our common stock.

Upon receipt of additional financing, management will review our business plan. In the interim management is investigating additional opportunities for our company in all industry sectors.

Until recently, our online offering provided a community for anyone interested in independent music, from artists and fans to independent producers, to connect, collaborate and consume.  Our offering combined the community and self-propagating growth engine of social networking with the viral marketing potential and explosive demand for on-line streaming video content. Commerce in this environment takes place at the exact moment when users are ready, allowing them to seamlessly make purchases of downloadable video and music content.  Our relationships with digital content providers, independent artists, telecommunications companies and others allowed us to maximize choices available to consumers and to provide a wide range of viewing, content, download and purchase options.   We intended to derive revenue through multiple sources that include advertising driven by our social networking services, fees for direct downloads of featured music videos through our online store, and our anticipated mobile phone partners that will be distributing our content to their established userbase.

Employees

As of December 31, 2008, the Company had two (2) full-time employee and no part-time employees. Of those employees, none are covered by collective bargaining agreements.

As of December 31, 2008, the Company had one (1) employment agreement between the Company and Tim Flanagan, our chief financial officer; however, this agreement was terminated on February 2, 2009.

Results of Operations

Revenue

We have no revenues from operations, have experienced losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations.

Three month Summary ending December 31, 2008 and 2007

	Three Months Ended December 31
	2008	2007
Revenue	$-	$-
Operating Expenses	$118,119	$480,493
Net Loss	$124,637	$480,493

Expenses

During the three months ended December 31, 2008, we incurred operating expenses in the amount of $118,119 compared to operating expenses of $480,493 incurred during the same period in 2007.  Generally all of the expenses have been reduced during this quarter as the Company decided to rework the revenue sharing model.  The website was temporarily offline.

In addition to the operating losses, we have incurred a loss from the disposal of equipment of $6,518 and incurred a gain on foreign currency translation adjustments of $29,171.

Six month Summary ending December 31, 2008 and 2007

	Six Months Ended December 31
	2008	2007
Revenue	$-	$-
Operating Expenses	$671,796	$730,514
Net Loss	$679,802	$730,514

Expenses

During the six months ended December 31, 2008, we incurred operating expenses in the amount of $671,796 compared to operating expenses of $730,514 incurred during the same period in 2007.  Generally all of the expenses have been reduced during the six month period ended December 31, 2008 as the Company decided to rework the revenue sharing model.  The website was temporarily offline.  Finance fees increased during this period due to the one time finance charge with respect to the finder’s fee agreement dated July 31, 2008.  Finally management fees were greater during the six months ended December 31, 2008 as the rate was increased in December, 2007.

In addition to the operating losses, we have incurred losses from write off of deposits and prepaid expenses $1,488, incurred a loss from disposal of equipment of $6,518 and incurred a gain on foreign currency translation adjustments of $41,360.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

At December 31, 2008, we had a working capital deficit of $549,650 compared to a working capital deficit of $1,016,105 at December 31, 2007. This charge was mainly due to the repayment of loans outstanding at December 31, 2007.

At December 31, 2008, our total assets were $306,218, of which $4,578 consisted of GST receivable and $301,640 consisted of web-site development.

At December 31, 2008, our total liabilities were $554,228, of which $665 consisted of bank indebtedness, $53,460 consisted of accounts payable and accrued liabilities and $500,103 consisted of loans payable.

During the quarter ended December 31, 2008, our management decided to re-work our revenue sharing model and make alterations to our website.  As a result of this decision, we temporarily took our website off line. In order to make the necessary changes to our revenue sharing model and our website, we will require debt financing or equity financing from the sale of our common stock.

Upon receipt of additional financing, management will review our business plan. In the interim management is investigating additional opportunities for the Company in all industry sectors.

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

Earnings (Loss) per Share

The Company reports basic loss per share in accordance with SFAS No. 128, “Earnings Per Share”.  Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.  Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.  At December 31, 2008 and 2007, the Company had no outstanding common stock equivalents.

Comprehensive Loss

The Company has adopted SFAS No. 130 “Reporting Comprehensive Income”.  Comprehensive loss is comprised of net loss and foreign currency translation adjustments.

Financial Instruments

The carrying value of the Company’s financial instruments consisting of bank indebtedness, accounts payable and accrued liabilities and loans payable approximate their fair value due to the short-term maturity of such instruments.  Loan payable is carried at cost plus accrued interest and the carrying value is equal to the fair value.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Recently Issued Accounting Standards

In December 2008, the FASB issued FSP FAS140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company does not expect the adoption of the FSP will have any impact on its results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF07-5”). EITF07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact, if any, on its consolidated financial position and results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 should have no effect on the financial position and results of operations of the Company.

In January 2008, Staff Accounting Bulletin (“SAB”) 110, “Share-Based Payment” was issued. Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, “Share-Based Payment”. The adoption of SAB 110 should have no effect on the financial position and results of operations of the Company.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the first fiscal year beginning after December 15, 2008. Management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the first fiscal year beginning after December 15, 2008. Management is in the process of evaluating the impact SFAS 160 will have on the Company’s financial statements upon adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. There was no impact on the Company’s quarterly financial statements resulting from adoption of this new standard.

In February 2007, FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". FASB 159 is effective for fiscal years beginning after November 15, 2007. FASB 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. There is no impact on the Company’s quarterly financial statements resulting from adoption of this new standard.

Item 3.  Quantitative Disclosures About Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president, chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of December 31, 2008, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president, chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended December 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are able to successfully market our technology. To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses from inception to December 31, 2008 of $7,347,047. There is no assurance that actual cash requirements will not exceed our estimates. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

If we are unable to raise additional funding we will not be able to execute our business plan.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock if we are to be able to restart operations, execute our business plan and continue to further develop our website. In the event that we are unable to obtain additional financing, we will not be able to proceed with our business plan.

We have a limited operating history, have experienced net losses to date and may not be able to become profitable or generate positive cash flow in the future.

You should consider our business and prospects in light of the risks, expenses and difficulties encountered by companies in their early stage of development in a rapidly evolving industry.  From inception to December 31, 2008, we have had no revenue. We have experienced net losses of approximately $7,347,047 from inception through December 31, 2008, and we have not yet been able to generate a positive cash flow from operations. In addition to the operating losses, we have incurred accumulated other comprehensive losses of $22,591 due to foreign currency translation and loss on debt settlement of $4,894,491. We cannot be certain that we will be able to generate net income and positive cash flow from operations in the future.

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

In the event that we restart operations, our success will depend on our ability to acquire and offer to consumers, music content that appeals to consumers' tastes and preferences. Consumers' tastes are subject to frequent, significant and sometimes unpredictable changes. We cannot accurately assess or control consumer demand for our music content.   If consumers do not view our content in large numbers, we will fail.

We face competition from companies seeking to acquire the digital rights to music and video content, which could negatively impact our ability to acquire additional digital rights.

In the event that we restart operations, the market for acquiring digital rights from content owners is competitive, especially for the distribution of music catalogs owned by independent labels. The number of commercialized music and video recordings available for acquisition is large, but limited, and many of the more desirable music recordings are already subject to digital distribution agreements or have been directly placed with digital entertainment services. We face competition in our pursuit to acquire content, which may reduce the amount of music and video content that we are able to acquire or license, even amongst independent musicians.    Our competitors may from time to time offer better terms of acquisition to content owners. Several of our competitors have longer operating histories, larger customer bases, greater brand recognition and greater financial, marketing and other resources than we do. Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantially more resources to acquiring digital rights to music and video recordings. In addition, our competitors may form strategic alliances with record labels and digital entertainment services that could result in increased competition for the acquisition of music recordings, service offerings or favorable terms with the digital entertainment services.

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

In the event that we restart operations, our success depends to a substantial extent on the willingness of consumers to increase their use of digital entertainment services as a method of purchasing music and video content or viewing ad-supported content. The use of the Internet and wireless, cable and mobile networks to select and download purchased music and video content is growing rapidly but is still evolving, and offering ad-supported video content is in its infancy. It is uncertain whether these markets will achieve and sustain high levels of demand and market acceptance. If the use of the Internet and wireless, cable and mobile networks to select and purchase music and video content or view ad-supported content does not gain in popularity, our business could be affected adversely.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

During the quarter ended December 31, 2008, our management decided to re-work our revenue sharing model and make alterations to our website.  As a result of this decision, we temporarily took our website off line. In order to make the necessary changes to our revenue sharing model and our website, we will require equity financing from the sale of our common stock.

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

INDIEMV MEDIA GROUP, INC.

By: Andrew Hamilton, President, Chief Executive Officer,
Interim Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

Dated:  February 16, 2009